Form 10-Q
period 1996-03-31
HYPERMEDIA COMMUNICATIONS INC
filed 1996-05-15
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1996

                                       or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from________to_______.

Commission File Number  1-11624
                      ------------


                         HyperMedia Communications, Inc.
             (Exact name of registrant as specified in its charter)

         California                                           94-3104247
- - -------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


901 Mariner's Island Blvd., Suite 365,
          San Mateo, California                                  94404
- - ----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                 (415) 573-5170
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


As of May 9, 1996, 3,019,004 shares of the Registrant's common stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                        HYPERMEDIA COMMUNICATIONS, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                       March 31,    December 31,
                                                         1996          1995
                                                    ------------  -------------
ASSETS
Current assets:
  Cash ...........................................  $    354,000  $    275,000
  Accounts receivable, net of allowance for
     doubtful accounts of $267,000 and $338,000 ..     1,188,000       925,000
  Prepaid expenses and other assets ..............       568,000       358,000
                                                    ------------  -------------
     Total current assets ........................     2,110,000     1,558,000

Property and equipment, net ......................       643,000       668,000
Intangibles and other assets .....................        18,000        21,000
                                                    ------------  -------------
                                                    $  2,771,000  $  2,247,000
                                                    ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................  $    926,000  $    691,000
  Accrued liabilities ............................       350,000       284,000
  Deferred revenue ...............................       390,000       187,000
  Note payable ...................................          --            --
                                                    ------------  -------------
     Total current liabilities ...................     1,666,000     1,162,000
                                                    ------------  -------------

Shareholders' equity:
  Convertible Preferred Stock, $.001 par value;
    10,064,516 shares authorized; 8,146,766 and
    8,064,516 shares outstanding .................     1,211,000     1,000,000
  Common Stock, $.001 par value; 50,000,000 shares
    authorized; 3,019,004 and 3,011,433 shares
    outstanding ..................................    10,377,000    10,375,000
  Shareholder note receivable ....................       (42,000)      (63,000)
  Accumulated deficit ............................   (10,441,000)  (10,227,000)
                                                    ------------  -------------
     Total shareholders' equity ..................     1,105,000     1,085,000
                                                    ------------  -------------
                                                    $  2,771,000  $  2,247,000
                                                    ============  ============




      See the accompanying condensed notes to these financial statements.

                        HYPERMEDIA COMMUNICATIONS, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                   Three months ended March 31,
                                                  -----------------------------
                                                      1996             1995
                                                  -----------       -----------

Revenues ...................................      $ 2,175,000       $ 2,324,000

Expenses:
  Editorial ................................          344,000           311,000
  Production ...............................          780,000           666,000
  Circulation ..............................          532,000           563,000
  Sales and marketing ......................          493,000           690,000
  Product development ......................            7,000            16,000
  General and administrative ...............          229,000           389,000
                                                  -----------       -----------
      Total expenses .......................        2,385,000         2,635,000
                                                  -----------       -----------

Loss from operations .......................         (210,000)         (311,000)

Interest and other expense, net ............            4,000             4,000
                                                  -----------       -----------
Net loss ...................................      $  (214,000)      $  (315,000)
                                                  ===========       ===========
Net loss per common share (Note 2) .........      $     (0.07)      $     (0.10)
                                                  ===========       ===========
Weighted average common shares .............        3,019,004         3,011,433
                                                  ===========       ===========


      See the accompanying condensed notes to these financial statements.

                        HYPERMEDIA COMMUNICATIONS, INC.
                            STATEMENT OF CASH FLOWS
                          Increase (Decrease) in Cash
                                  (UNAUDITED)


                                                    Three months ended March 31,
                                                    ----------------------------
                                                        1996             1995
                                                      ---------       ---------
Cash flow from operating activities:
 Net loss ..........................................  $(214,000)      $(315,000)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization ....................     64,000          80,000
  Allowance for doubtful accounts ..................    (50,000)         61,000
  Other ............................................     21,000             --
  Change in assets and liabilities:
   Accounts receivable .............................   (213,000)        430,000
   Prepaid expenses and other assets ...............   (210,000)       (205,000)
   Accounts payable ................................    235,000        (273,000)
   Accrued liabilities .............................     66,000         284,000
   Deferred revenue ................................    203,000          78,000
                                                      ---------       ---------
Net cash provided by (used in) operating activities     (98,000)        140,000
                                                      ---------       ---------
Net cash used in investing activities for purchase
 of fixed assets ...................................    (36,000)         (1,000)
                                                      ---------       ---------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock .........    211,000             --
 Proceeds from issuance of common stock ............      2,000             --
 Repayment of note payable .........................        --         (100,000)
                                                      ---------       ---------
Net cash used in financing activities ..............    213,000        (100,000)
                                                      ---------       ---------
Net increase in cash ...............................     79,000          39,000

Cash at beginning of period ........................    275,000         202,000
                                                      ---------       ---------
Cash at end of period ..............................  $ 354,000       $ 241,000
                                                      =========       =========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest ..........  $   4,000       $   2,000
                                                      =========       =========



      See the accompanying condensed notes to these financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial statements of HyperMedia Communications, Inc. (the "Company") as of March 31, 1996 and 1995 and for the three months then ended are unaudited, and in the opinion of management, all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods have been included. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1995 and notes thereto included in the Company's Form 10-K. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the entire year.

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - NET LOSS PER SHARE

Net loss per common share is based upon the weighted average number of outstanding shares of Common Stock. Common stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been excluded from the computation for the three months ended March 31, 1996 and 1995 as their effect is anti-dilutive.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those anticipated in these forward-looking statements as a result of the factors set forth below and in "Factors Affecting Operating Results and Market Price of Stock". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*).

General

HyperMedia Communications, Inc. ("the Company") serves the new media industry primarily through the development, production, marketing and sales of its magazine, NewMedia(R), and its Internet World Wide Web site, Hyperstand, and in the development of new publications. The new media industry consists of professionals who develop multimedia and Internet projects for the business, government, education, and consumer markets. The Company also produces an annual awards competition, the NewMedia Invision Awards program, which honors professionals who employ new media technology in the development of communications applications. The Company publishes the Macromedia User Journal for multimedia developers and users of Macromedia, Inc. products. Macromedia User Journal is published on a monthly basis.

Commencing with the 1996 publishing schedule, the Company made several changes to the publishing plan for NewMedia. These changes were designed to focus the publication on serving the market for professional new media development platforms and tools, including Internet products and services. The Company will publish 16 issues in 1996, an increase of three issues over the 13 issues published in 1995.* Four issues of NewMedia were published during the first quarter of 1996 as compared to three issues in the comparable period of 1995. In 1996, subscribers will be required to meet significantly more stringent qualification criteria than those in effect in 1995.* The Company estimates that as a result of these new criteria, the purchasing power of the average subscriber will increase from less than $200,000 in 1995 to more than $400,000 in 1996, an increase of approximately 100%.* As part of the publishing strategy to emphasize the professional market for new media technology and to meet the more stringent qualification criteria mentioned above, NewMedia's guaranteed average circulation was reduced to 215,000 qualified subscribers in 1996 from to 250,000 qualified subscribers in 1995.*

- - ---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

In the fourth quarter of 1995, the Company began to enhance its sales force by hiring more experienced Senior Account Managers. When this hiring was completed in the first quarter of 1996, the Senior Account Managers averaged over 10 years of magazine advertising selling experience.

Results of Operations

The Company's revenues were $2,175,000 and $2,324,000 for the quarters ended March 31, 1996 and 1995, respectively. The decrease of $149,000, or 6%, in revenues the first quarter of 1996 as compared to the first quarter of 1995 is primarily attributable to a decline in advertising from companies serving the consumer market segment in categories such as multimedia upgrade kits and CD-ROM titles.

The Company's total expenses were $2,385,000 and $2,635,000 for the quarters ended March 31, 1996 and 1995, respectively. The decrease of $250,000, or 9%, in total expenses the first quarter of 1996 as compared to the first quarter of 1995 is primarily attributable to strong cost control measures. Costs excluding variable production costs were reduced by approximately $350,000, or 18%.

Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $344,000 for the quarter ended March 31, 1996, as compared to $311,000 for the same quarter in 1995. Editorial expenses grew because of the increased number of issues of NewMedia published. As a percentage of revenues, editorial expenses increased from 13% in the first quarter of 1995 to 16% in the first quarter of 1996. With the increased publishing schedule of 16 NewMedia issues in 1996 as compared to 13 in 1995, the Company expects editorial costs to rise in 1996.*

Production expenses, including costs for design, materials and printing of the Company's publications, were $780,000 for the quarter ended March 31, 1996. This compares to $666,000 for the quarter ended March 31, 1995. The increase of $114,000, or 17%, is primarily attributable to the increased number of issues of NewMedia published and costs associated with polybagging all 4 issues of NewMedia for various online services partially offset by the decreased print orders. Production expenses represented 36% of revenues for the first fiscal quarter of 1996 as compared to 29% for the similar period in 1995. Production expenses are expected to decrease for the balance of 1996 as a result of the reduced guaranteed average circulation of 215,000 which will be partially offset by additional design and printing costs associated with the higher 16 issue frequency of NewMedia.*

- - ---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the direct mail promotions of the Company's publications, were $532,000 and $563,000 for the quarters ended March 31, 1996 and 1995, respectively. The Company currently capitalizes its circulation development expenditures and amortizes them over a 12 month period. The decrease of $31,000, or 6%, is primarily attributable to the smaller amount of circulation development expenditure amortization included in the first quarter of 1996 as compared to the same period in 1995 partially offset by increased fulfillment and mailing costs associated with the increased publishing schedule of NewMedia. Circulation expenses represented 24% of revenues for both periods. The Company expects circulation expenses to remain relatively flat in 1996 with decreased costs associated with a reduced guaranteed average circulation base offset by the increasing expenditures related to the higher 16 issue frequency rate and the higher minimum qualifications to receive the magazine.*

Sales and marketing expenses were $493,000 for the quarter ended March 31, 1996, as compared to $690,000 for the same quarter in 1995. The decrease of $197,000, or 29%, is attributable to cost controls measures and lower trade show expenditures. Sales and marketing expenses represented 23% of revenues for the first quarter of 1996 as compared to 30% of revenues for the same period of 1995. Sales and marketing costs are expected to increase in the balance of 1996 with the expenses associated with a more experienced sales force partially offset by cost control measures.*

Product development costs, consisting of costs incurred in the development of new multimedia related information products were, $7,000 and $16,000 for the quarters ended March 31, 1996 and 1995, respectively. The decrease of $9,000, or 56%, relates to cost control measures.

General and administrative expenses were $229,000 and $389,000 for the quarters ended March 31, 1996 and 1995, respectively. The decrease of $160,000, or 41%, primarily reflects the Company's stronger credit and collection procedures which resulted in a smaller bad debt expense. General and administrative expenses represented 11% of revenues for the first quarter of 1996 as compared to 17% for the same period in 1995. General and administrative costs are expected to decrease in 1996 with any cost and credit control measures being partially offset by expected increases in bad debt expenses that accompany increased revenues, if any.*

The Company incurred a net loss of $214,000 and $315,000 in the first quarters of 1996 and 1995, respectively. The 32% decrease in net loss in the first quarter of 1996 as compared to 1995 is primarily a result of reduced total expenses as a result of cost controls across most non-production expense areas.

- - ---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Liquidity and Capital Resources

At March 31, 1996, the Company had approximately $444,000 in working capital and its principal sources of liquidity consisted of approximately $354,000 in cash and a $1 million line of credit secured by 70% of qualified accounts receivable. At March 31, 1996, there were no monies outstanding under this line of credit. As a result of the conditions of the line of credit and financial results of the 1996 first fiscal quarter, the Company had unused borrowing capacity of $725,000. Partial usage of unused borrowing capacity could be restricted by financial operating covenants.

The Company expects that it will continue to require significant amounts of cash to finance operations.* The Company has not committed to make significant capital expenditures, but may make such expenditures in the future.* The Company believes that the existing cash balances, together with cash generated from operations and borrowings available under its line of credit, will be sufficient to meet its cash requirements through at least the end of 1996.* There can be no assurance, however, that the Company's anticipation of its future cash requirements will be correct. Thereafter, the Company may seek to raise additional working capital, primarily through sales of debt or equity securities.* In addition, the Company may seek to raise additional working capital prior to the end of 1996 if it can raise such capital on acceptable terms.* The terms of the Series E Preferred Stock, Series F Preferred Stock and the Company's outstanding warrants grant the holders thereof certain preferential rights including conversion and/or registration rights which may have a dilutive effect on existing shareholders and may therefore limit the availability of financing, particularly equity financing. The Company has no commitments for any such financing and there can be no assurance that the Company will be able to raise such working capital on reasonable terms or at all. The Company's ability to borrow under the line of credit is subject to compliance with certain financial covenants, including but not limited to, quarterly profitability beginning in the second fiscal quarter of 1996. There can be no assurance that the Company will be successful in complying with these financial covenants. The Company's failure to comply with the financial covenants could preclude it from utilizing the line of credit which would have a material adverse effect on the Company's liquidity and financial condition. In addition, the Company's inability to raise capital, if required, could have a material adverse effect on the Company's business and results of operations.

- - ---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

The Company signed an agreement in March 1996 with its largest shareholder, MK Global Ventures in association with its MK GVD Fund, to invest in additional capital of the Company to finance operations. Under the Series F Preferred Stock Purchase Agreement, MK GVD Fund agreed to invest up to $250,000 on or before June 30, 1996. The price per share of this Series F Preferred Stock, which the Company has not registered under the Securities Act of 1933, as amended, was 85% of the fair market value of the Company's common stock based on the average of the closing price per share for the ten trading days ending five business days before the closing of the investment. The Company drew the entire $250,000 capital commitment in March 1996.

Factors Affecting Operating Results and Market Price of Stock
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those anticipated in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of these date hereof. Forward-looking statements are indicated by an asterisk (*).

Among the factors that could cause actual results to differ materially are those listed below and those listed from time to time in the Company's SEC reports including but not limited to the annual report on Form 10-K for the year ended December 31, 1995.

Limited Operating History; History of Losses and Accumulated Deficits

The Company has a limited operating history and is subject to all the risks and difficulties experienced by any new business. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business and a continually evolving industry characterized by intense competition. The Company has incurred net losses of $10,441,000 from inception to March 31, 1996, including net losses of $214,000 for the quarter ended March 31, 1996. The Company may incur a loss for the second quarter of 1996 as it continues to promote and expand its current publications and develop and launch new products.* There can be no assurance that during 1996 or thereafter the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia, maintain the circulation base of NewMedia, control its costs and successfully implement its marketing and product strategy.* There can be no assurance that the Company will be successful in any of these efforts.

- - ---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

1996 Publishing Strategy; Sales and Marketing Strategy

The key elements of the 1996 publishing strategy are to focus on the professional market for new media technology, to increase the frequency from 13 to 16 times per year and to increase the demographic criteria that potential subscribers are required to meet in order to qualify for a subscription while simultaneously reducing the guaranteed circulation base of NewMedia from 250,000 to 215,000 qualified readers.* There can be no assurance that the Company's 1996 publishing strategy will result in increased revenues or in profitability. Certain components of production, circulation and editorial expenses will increase associated with publishing additional issues of the magazine.* The Company has been undergoing an advertising category transition since the second half of 1995 away from the consumer market toward the above mentioned professional market for new media technology. To replace these consumer market advertisers and to grow advertising revenues, the Company needs to sell advertisements oriented to the professional market for new media technology. Also, advertisers may not immediately accept the increased frequency of the magazine and adjust their advertising schedules accordingly. There can be no assurance that the Company will be able to sell sufficient number of advertisements to the professional market to make its strategy successful. Until the circulation direct mail campaign for qualified readers using the new qualification criteria is completed, there can be no assurance that the estimated purchasing power of new media products and services will be achieved with a reasonable level of circulation expenditures. The Company has enhanced the experience level of its sales force through hiring new Senior Account Managers in three of the Company's four territories during the fourth quarter of 1995 and the first quarter of 1996. New Senior Account Managers, even with significant experience, can take from six to nine months to become fully productive for the Company in the associated new media market. As a result the Company does not expect growth in advertising revenues until at least the third quarter of 1996, if at all.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

- - ---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Highly Competitive Market

Revenues from NewMedia are derived primarily from the sale of advertising in the magazine and will continue to be derived primarily from such sales in the foreseeable future. The technology publishing industry is highly competitive. Many of the Company's competitors have substantially greater financial, sales and marketing resources than the Company. Although the market for new media products is an evolving market, the Company competes for advertising revenue with numerous magazines and newspapers, including personal computer magazines. There can be no assurance that the Company will not experience increased competition from new or existing technology periodicals or other media, such as the Internet. Such increased competition, if experienced, would have a material adverse impact on the Company's ability to increase its advertising revenues.

Growth of New Media Market

NewMedia is targeted toward users of new media products and services in connection with computers. The computer industry has historically been characterized by business cycles. To the extent that the computer industry or new media market experiences a significant downturn, the Company would expect a similar downturn in its business. The market for new media products and services is in the early stages of development and predictions as to its size and the factors which will affect it are inconclusive. To the extent that the new media market does not develop as quickly as the Company anticipates or that it experiences a significant downturn following growth, the Company's ability to generate revenue or profits may be adversely affected. Furthermore, even if the new media market does develop as anticipated, there can be no assurance that the demand for NewMedia will also increase.

Dependence on Key Personnel

The Company's success depends to a large extent upon the efforts and abilities of key managerial employees, including without limitation, Richard Landry and Todd Hagen, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company. The loss of certain of these key managers could have a material adverse effect on the Company. The Company has not entered into employment agreements with its executive officers and carries no key man insurance on their lives. The success of the Company's business will also depend upon its ability to continue to attract and retain qualified employees. There can be no assurance that the Company will be successful in attracting or retaining such personnel.

- - ---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


                  (a) No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1996.



Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May  14, 1996                HyperMedia Communications, Inc.


                                      By: /s/ Todd Hagen________________
                                          Todd Hagen
                                          Vice President of Finance and
                                              Administration and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)