Form 10-Q
period 1996-06-30
HYPERMEDIA COMMUNICATIONS INC
filed 1996-08-13
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)
 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ------- Exchange Act of 1934
         For the quarterly period ended June 30, 1996
                                        -------------

                                       or

- -------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from_____to_____.

Commission File Number  1-11624
                        -------


                         HyperMedia Communications, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         California                                      94-3104247
         ----------                                      ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


901 Mariner's Island Blvd., Suite 365,
        San Mateo, California                                  94404
- ---------------------------------------                        -----
(Address of principal executive offices)                     (Zip Code)

                                 (415) 573-5170
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---


As of August 5, 1996, 3,019,004 shares of the Registrant's common stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                        HYPERMEDIA COMMUNICATIONS, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                      June 30,         December 31,
                                                                        1996               1995
                                                                     -----------       -----------
ASSETS
Current assets:
  Cash                                                               $   234,000       $   275,000
  Accounts receivable, net of allowance for
     doubtful accounts of $206,000 and $338,000                          853,000           925,000
  Prepaid expenses and other assets                                      387,000           358,000
                                                                     -----------       -----------
     Total current assets                                              1,474,000         1,558,000

Property and equipment, net                                              627,000           668,000
Intangibles and other assets                                              15,000            21,000
                                                                     -----------       -----------
                                                                     $ 2,116,000       $ 2,247,000
                                                                     ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $   738,000       $   691,000
  Accrued liabilities                                                    246,000           284,000
  Deferred revenue                                                       105,000           187,000
  Note payable                                                              --                --
                                                                     -----------       -----------
     Total current liabilities                                         1,089,000         1,162,000
                                                                     -----------       -----------

Shareholders' equity:
  Convertible Preferred Stock, $.001 par value; 10,064,516
    shares authorized; 8,146,766 and 8,064,516                         1,211,000         1,000,000
    shares outstanding
  Common Stock, $.001 par value; 50,000,000 shares
    authorized; 3,019,004 and 3,011,433 shares                        10,377,000        10,375,000
    outstanding
  Shareholder note receivable                                            (21,000)          (63,000)
  Accumulated deficit                                                (10,540,000)      (10,227,000)
                                                                     -----------       -----------
     Total shareholders' equity                                        1,027,000         1,085,000
                                                                     -----------       -----------
                                                                     $ 2,116,000       $ 2,247,000
                                                                     ===========       ===========


      See the accompanying condensed notes to these financial statements.


                        HYPERMEDIA COMMUNICATIONS, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                      Three months ended June 30,           Six months ended June 30,
                                                     ----------------------------       -------------------------------
                                                        1996             1995              1996               1995
                                                        ----             ----              ----               ----

Revenues                                             $2,408,000        $2,918,000       $4,583,000           $5,242,000
                                                     ----------        ----------       ----------           ----------

Expenses:
 Editorial                                              332,000           331,000          676,000              642,000
 Production                                             586,000           663,000        1,366,000            1,329,000
 Circulation                                            497,000           607,000        1,029,000            1,170,000
 Sales and marketing                                    911,000           922,000        1,404,000            1,612,000
 Product development                                      5,000             7,000           12,000               23,000
 General and administrative                             174,000           376,000          403,000              765,000
                                                     ----------        ----------       ----------           ----------
     Total expenses                                   2,505,000         2,906,000        4,890,000            5,541,000
                                                     ----------        ----------       ----------           ----------

Income (loss) from operations                           (97,000)           12,000         (307,000)            (299,000)

Interest and other expense, net                           2,000             1,000            6,000                5,000
                                                     ----------        ----------       ----------           ----------
Net income (loss)                                    $  (99,000)       $   11,000       $ (313,000)          $ (304,000)
                                                     ==========        ==========       ==========           ==========

Net income (loss) per common share
 and equivalents (Note 2)                            $    (0.03)       $     0.00       $    (0.10)          $    (0.10)
                                                     ==========        ==========       ==========           ==========

Weighted average common shares
 and equivalents                                      3,019,004         3,368,608        3,019,004            3,011,433
                                                     ==========        ==========       ==========           ==========


      See the accompanying condensed notes to these financial statements.

                        HYPERMEDIA COMMUNICATIONS, INC.
                            STATEMENT OF CASH FLOWS
                          (Decrease) Increase in Cash
                                  (UNAUDITED)

                                                       Six months ended June 30,
                                                      --------------------------
                                                         1996          1995
                                                         ----          ----

Cash flow from operating activities:
 Net loss                                             $(313,000)    $(304,000)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                         119,000       134,000
  Allowance for doubtful accounts                      (131,000)       17,000
  Other                                                  42,000           --
  Change in assets and liabilities:
   Accounts receivable                                  203,000       737,000
   Prepaid expenses and other assets                    (29,000)      205,000
   Accounts payable                                      47,000      (204,000)
   Accrued liabilities                                  (38,000)       66,000
   Deferred revenue                                     (82,000)     (311,000)
                                                      ---------     ---------
Net cash provided by (used in) operating activitie     (182,000)      340,000
                                                      ---------     ---------

Net cash used in investing activities for  purchase
 of fixed assets                                        (72,000)      (31,000)
                                                      ---------     ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                 211,000
 Proceeds from issuance of common stock                   2,000           --
 Repayment of note payable                                  --       (100,000)
                                                      ---------     ---------
Net cash (used in) provided by financing activitie      213,000      (100,000)
                                                      ---------     ---------

Net increase (decrease) in cash                         (41,000)      209,000

Cash at beginning of period                             275,000       202,000
                                                      ---------     ---------

Cash at end of period                                 $ 234,000     $ 411,000
                                                      =========     =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest             $   6,000     $   3,000
                                                      =========     =========


      See the accompanying condensed notes to these financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial statements of HyperMedia Communications, Inc. (the "Company") as of June 30, 1996 and 1995 and for the three and six months then ended are unaudited, and in the opinion of management, all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods have been included. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1995 and notes thereto included in the Company's Form 10-K. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the entire year.

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


NOTE 2 - NET INCOME (LOSS) PER SHARE

Net loss per common share is based upon the weighted average number of outstanding shares of Common Stock, except for the three month period ending June 30, 1995. Common stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been included for the three month period ending June 30, 1995 and excluded for the three month period ending June 30, 1996 and for the six month periods ended June 30, 1996 and 1995 as their effect is anti-dilutive.

NOTE 3 - STATEMENT OF SHAREHOLDER'S EQUITY

During the quarter ending June 30, 1996, the Board of Directors approved the issuance of the Series G Preferred Stock. The Series G Preferred Stock ranks pari passu with the Series F Preferred Stock. No Series G Preferred Stock shares are outstanding as of August 5, 1996.

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

General

HyperMedia Communications, Inc. ("the Company") serves the new media industry primarily through the development, production, marketing and sales of its magazine, NewMedia(R), and its Internet World Wide Web site, Hyperstand, and in the development of new publications. NewMedia is positioned as "The Magazine for Creators of the Digital Future." The new media industry consists of professionals who develop multimedia and Internet projects for the business, government, education, and consumer markets. The Company also produces an annual awards competition, the NewMedia Invision Awards program, which honors professionals who employ new media technology in the development of communications applications. The Company publishes the Macromedia User Journal for multimedia developers and users of Macromedia, Inc. products. Macromedia User Journal is published on a monthly basis.

Commencing with the 1996 publishing schedule, the Company made several changes to the publishing plan for NewMedia. These changes were designed to focus the publication on serving the market for professional new media development platforms and tools, including Internet products and services. The Company will publish 16 issues in 1996, an increase of three issues over the 13 issues published in 1995.* Four issues of NewMedia were published during the second quarter of 1996 as compared to three issues in the comparable period of 1995. In 1996, subscribers are required to meet significantly more stringent qualification criteria than those in effect in 1995.* The Company estimates that as a result of these new criteria, the purchasing power of the average subscriber will increase from less than $200,000 in 1995 to more than $400,000 in 1996, an increase of approximately 100%.* As part of the publishing strategy to emphasize the professional market for new media technology and to meet the more stringent qualification criteria mentioned above, NewMedia's guaranteed average circulation was reduced to 215,000 qualified subscribers in 1996 from 250,000 qualified subscribers in 1995.*

- ---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

In the fourth quarter of 1995, the Company began to enhance its sales force by hiring more experienced Senior Account Managers. When this hiring was completed in the first quarter of 1996, the Senior Account Managers averaged over 10 years of magazine advertising selling experience.


Results of Operations

The Company's revenues were $2,408,000 and $2,918,000 for the quarters ended June 30, 1996 and 1995, respectively, and $4,583,000 and $5,242,000 for the six months then ended. This represented a $510,000, or 17%, and $659,000, or 13%, decrease in revenue as compared to the similar prior period in the second fiscal quarter and the first half of 1996, respectively. The reduction in revenue is primarily attributable to a decline in advertising from companies serving the consumer market segment in categories such as multimedia upgrade kits and CD-ROM titles, partially offset by new advertising commitments from leading companies serving the professional new media market segment.* New advertising commitments have been received in the second and third quarters of 1996 from leading companies such as Apple Computer, Power Computing, Sigma Designs, Iomega, Micronet, Micropolis, Quark, and others. * In addition, included in revenue for the quarter ended June 30, 1996 is sponsorship (and associated) revenue of approximately $580,000 related to the Company's NewMedia Invision awards program as compared to approximately $452,000 for the same period in 1995.

The Company's total expenses were $2,505,000 and $2,906,000 for the quarters ended June 30, 1996 and 1995, respectively, and $4,890,000 and $5,541,000 for the six months then ended. This represents a $401,000, or 14%, and a $651,000, or 12%, decrease in expenses as compared to the similar prior period in the second fiscal quarter and the first half of 1996, respectively. Overall corporate expenses decreased year-over-year for both periods due to expense control programs that produced savings across almost all functional areas.

The net loss of $313,000 for the first six months of 1996 was comparable to the loss of $304,000 for the first six months of 1995. The Company posted a net loss of $99,000 in the second quarter of 1996 as compared to a net profit of $11,000 for the same period of 1995. Strong cost controls in the first half of 1996 partially offset lower revenues resulting in similar losses for the first six months of 1996 and 1995.

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

Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $332,000 and $331,000 for the quarters ended June 30, 1996 and 1995, respectively, and $676,000 and $642,000 for the six months then ended. Changes in editorial expenses are primarily attributable to cost control programs offset by an increase in staff and paid contributors for NewMedia Magazine and Hyperstand. Four issues for NewMedia Magazine were published in each of the first two quarters of 1996 as compared to three issues in those quarters in 1995. Hyperstand was first published in September 1995. Editorial expenses represented 14% and 11% of revenue for the quarters ended June 30, 1996 and 1995, respectively. With the addition of the new product, Hyperstand, and the increased publishing schedule of 16 NewMedia issues in 1996 as compared to 13 in 1995, the Company expects editorial expenses to rise in 1996.*

Production expenses, including costs for design, materials and printing of the Company's publications, were $586,000 and $663,000 for the quarters ended June 30, 1996 and 1995, respectively and $1,366,000 and $1,329,000 for the six months then ended. The decrease in production expenses for the second fiscal quarter of 1996 as compared to the same quarter of 1995 is primarily attributable to a decrease in guaranteed average circulation from 250,000 to 215,000 and decreasing paper costs. Production expenses represented 24% of revenue in the second quarter of 1996 compared to 23% for the same period in 1995. Production expenses are expected to decrease for the balance of 1996 as a result of the reduced guaranteed average circulation of 215,000 which will be partially offset by additional design and printing costs associated with the higher 16 issue frequency of NewMedia.*

Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the direct mail promotions of the Company's publications, were $497,000 and $607,000 for the quarters ended June 30, 1996 and 1995, respectively, and $1,029,000 and $1,170,000 for the six months then ended. The Company currently capitalizes its circulation development expenditures and amortizes them over a 12 month period. The decrease of $110,000, or 18%, in the second quarter of 1996 as compared to the same quarter in 1995 and $141,000, or 12%, in the first six months of 1996 as compared to the first six months of 1995 is primarily attributable to the smaller amount of circulation development expenditure amortization included in the first quarter of 1996 as compared to the same period in 1995 partially offset by increased fulfillment and mailing costs associated with the increased publishing schedule of NewMedia. Circulation expenses represented 21% of revenues for both periods. The Company expects circulation expenses to remain relatively flat in 1996 with decreased costs associated with a reduced guaranteed average circulation base offset by the increasing expenditures related to the higher 16 issue frequency rate and the higher minimum qualifications to receive the magazine.*

- ---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Sales and marketing expenses were $911,000 and $922,000 for the quarters ended June 30, 1996 and 1995, respectively, and $1,404,000 and $1,612,000 for the six months then ended. The decrease of $208,000, or 13%, for the first six months of 1996 as compared to 1995 is primarily attributable to cost control measures and lower trade show expenditures. Sales and marketing expenses were comparable in the second quarters of 1995 and 1996. Sales and marketing expenses represented 38% of revenue for the second quarter of 1996 as compared to 32% of revenue for the same period of 1995. Sales and marketing expenses are expected to increase in the balance of 1996 with the expenses associated with a more experienced sales force and marketing programs partially offset by cost control measures.*

Product development expenses, consisting of costs incurred in the development of new multimedia related information products, were $5,000 and $7,000 for the quarters ended June 30, 1996 and 1995, respectively, and $12,000 and $23,000 for the six months then ended. The decrease in expenses relates to cost control measures.

General and administrative expenses were $174,000 and $376,000 for the quarters ended June 30, 1996 and 1995, respectively, and $403,000 and $765,000 for the six months then ended. The decrease of $362,000, or 47%, in the first six months of 1996 as compared to 1995 and $202,000, or 54%, in the second quarter of 1996 as compared to the same period in 1995 reflects the Company's cost control measures and stronger credit and collection procedures which resulted in a lower bad debt expense. General and administrative expenses represented 7% of revenue for the second quarter of 1996 as compared to 13% for the same period in 1995. Expected decreases in general and administrative expenses may be partially offset by increases in bad debt expenses, if revenues increase. *

- ---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Liquidity and Capital Resources

At June 30, 1996, the Company had approximately $386,000 in working capital and its principal sources of liquidity consisted of approximately $234,000 in cash and a $1 million line of credit secured by 70% of qualified accounts receivable. At June 30, 1996, there were no monies outstanding under this line of credit. As a result of the conditions of the line of credit and financial results of the 1996 second fiscal quarter, the Company had unused borrowing capacity of $234,000. Partial usage of unused borrowing capacity could be restricted by financial operating covenants. The bank extending the line of credit amended the covenant requiring the Company to have a net profit for the second quarter of 1996 so that the Company's actual net loss did not violate such covenant.

The Company expects that it will continue to require significant amounts of cash to finance operations.* The Company has not committed to make significant capital expenditures, but may make such expenditures in the future.* The Company believes that the existing cash balances, together with cash generated from operations and borrowings available under its line of credit, will be sufficient to meet its cash requirements through at least the end of 1996.* There can be no assurance, however, that the Company's anticipation of its future cash requirements will be correct. Thereafter, the Company may seek to raise additional working capital, primarily through sales of debt or equity securities.* In addition, the Company may seek to raise additional working capital prior to the end of 1996 if it can raise such capital on acceptable terms.* The terms of the Series E Preferred Stock, Series F Preferred Stock and the Company's outstanding warrants grant the holders thereof certain preferential rights including conversion and/or registration rights which may have a dilutive effect on existing shareholders and may therefore limit the availability of financing, particularly equity financing. The Company has no commitments for any such financing and there can be no assurance that the Company will be able to raise such working capital on reasonable terms or at all. The Company's ability to borrow under the line of credit is subject to compliance with certain financial covenants, including but not limited to, quarterly profitability beginning in the third fiscal quarter of 1996. There can be no assurance that the Company will be successful in complying with these financial covenants. The Company's failure to comply with the financial covenants could preclude it from utilizing the line of credit which would have a material adverse effect on the Company's liquidity and financial condition. In addition, the Company's inability to raise capital, if required, could have a material adverse effect on the Company's business and results of operations.

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

The Company signed an agreement in July 1996 with its largest shareholder, MK Global Ventures in association with its MK GVD Fund, to invest in additional capital of the Company to finance operations. Under the Series G Preferred Stock Purchase Agreement, MK GVD Fund agreed to invest up to $250,000 on or before December 31, 1996. The price per share of this Series G Preferred Stock, which the Company has not registered under the Securities Act of 1933, as amended, was 85% of the fair market value of the Company's common stock based on the average of the closing bid price per share for the ten trading days ending five business days before the closing of the investment. The Company has not drawn on this capital commitment as of August 5, 1996.

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

Among the factors that could cause actual results to differ materially are those listed below and those listed from time to time in the Company's SEC reports including but not limited to the annual report on Form 10-K for the year ended December 31, 1995 and the quarterly report on Form 10-Q for the quarter ended March 31, 1996.

Limited Operating History; History of Losses and Accumulated Deficits

The Company has a limited operating history and is subject to all the risks and difficulties experienced by any new business. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business and a continually evolving industry characterized by intense competition. The Company has incurred net losses of $10,540,000 from inception to June 30, 1996, including net losses of $99,000 for the quarter ended June 30, 1996. The Company may incur a loss for the third quarter of 1996 as it continues to promote and expand its current publications and develop and launch new products.* There can be no assurance that during 1996 or thereafter the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia, maintain the circulation base of NewMedia, control its costs and successfully implement its marketing and product strategy.* There can be no assurance that the Company will be successful in any of these efforts.

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

1996 Publishing Strategy; Sales and Marketing Strategy

The key elements of the 1996 publishing strategy are to focus on the professional market for new media technology, to increase the frequency from 13 to 16 times per year and to increase the demographic criteria that potential subscribers are required to meet in order to qualify for a subscription while simultaneously reducing the guaranteed circulation base of NewMedia from 250,000 to 215,000 qualified readers.* There can be no assurance that the Company's 1996 publishing strategy will result in increased revenues or in profitability. Certain components of production, circulation and editorial expenses will increase associated with publishing additional issues of the magazine.* The Company has been undergoing an advertising category transition since the second half of 1995 away from the consumer market toward the above mentioned professional market for new media technology. To replace these consumer market advertisers and to grow advertising revenues, the Company needs to sell advertisements oriented to the professional market for new media technology. Also, advertisers may not immediately accept the increased frequency of the magazine and adjust their advertising schedules accordingly. There can be no assurance that the Company will be able to sell sufficient number of advertisements to the professional market to make its strategy successful. Until the circulation direct mail campaign for qualified readers using the new qualification criteria is completed, there can be no assurance that the estimated purchasing power of new media products and services will be achieved with a reasonable level of circulation expenditures. The Company has enhanced the experience level of its sales force through hiring new Senior Account Managers in three of the Company's four territories during the fourth quarter of 1995 and the first quarter of 1996. New Senior Account Managers, even with significant experience, can take from six to nine months to become fully productive for the Company in the associated new media market. As a result the Company does not expect growth in advertising revenues until at least the fourth quarter of 1996, if at all.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations".


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

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 23, 1996. The results of the items submitted for vote were as follows:

         1.   Election of directors to serve until the next annual meeting.

              Nominee                     Votes for         Withheld
              -------                     ---------         --------
              David Bunnell               2,544,313          21,050
              John Griffin                2,497,418          67,945
              Michael Kaufman             2,551,463          13,900
              Greg Lahann                 2,551,313          14,050
              Richard Landry              2,551,313          14,050

         2. Amend and restate the Company's Articles of Incorporation to eliminate the right of the holders of the Company's Series E Preferred Stock to redeem such stock.

              Votes for:  1,616,913
              Votes against:  10,150
              Abstain:  9,000
              Non-votes:  0

         3. Adoption of a new 1996 Employee Stock Purchase Plan and the reservation of 150,000 shares of Common Stock for issuance thereunder.

              Votes for:  2,507,012
              Votes against:  43,450
              Abstain:  6,000
              Non-votes:  0

         4. Ratify the appointment of Price Waterhouse LLP as independent public accountants of the Company for the fiscal year ending December 31, 1996.

              Votes for:  2,558,863
              Votes against:  500
              Abstain:  6,000
              Non-votes:  0


Item 6.  Exhibits and Reports on Form 8-K

         (a) No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1996.



Items 1, 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 13, 1996        HyperMedia Communications, Inc.


                                By: /S/Todd Hagen
                                    Todd Hagen
                                    Vice President of Finance and
                                       Administration and Chief Financial
                                       Officer (Principal
                                       Financial and
                                       Accounting Officer)