Form 10-Q
period 1996-09-30
HYPERMEDIA COMMUNICATIONS INC
filed 1996-11-13
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)
  [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 1996
                                        ------------------

                                       or

  [   ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934
         For the transition period from_____to_____.

Commission File Number  1-11624
                        -------


                         HyperMedia Communications, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                            94-3104247
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


901 Mariner's Island Blvd., Suite 365,
--------------------------------------
        San Mateo, California                                      94404
        ---------------------                                      -----
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

As of November 6, 1996, 3,019,004 shares of the Registrant's common stock were issued and outstanding.


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                         HYPERMEDIA COMMUNICATIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                                                    September 30,           December 31,
                                                                        1996                    1995
                                                                    ------------           -------------
ASSETS
Current assets:
     Cash                                                           $     50,000            $    275,000
     Accounts receivable, net of allowance for
           doubtful accounts of $188,000 and $338,000                  1,239,000                 925,000
     Prepaid expenses and other assets                                   460,000                 358,000
                                                                    ------------            ------------
             Total current assets                                      1,749,000               1,558,000

Property and equipment, net                                              626,000                 668,000
Intangibles and other assets                                              12,000                  21,000
                                                                    ------------            ------------
                                                                    $  2,387,000            $  2,247,000
                                                                    ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $    616,000            $    691,000
     Accrued liabilities                                                 393,000                 284,000
     Deferred revenue                                                     24,000                 187,000
     Note payable                                                        295,000                    --
                                                                    ------------            ------------
             Total current liabilities                                 1,328,000               1,162,000
                                                                    ------------            ------------

Shareholders' equity:
     Convertible Preferred Stock, $.001 par value; 10,064,516
          shares authorized; 8,146,766 and 8,064,516                   1,211,000               1,000,000
          shares outstanding
     Common Stock, $.001 par value; 50,000,000 shares
          authorized; 3,019,004 and 3,011,433 shares                  10,377,000              10,375,000
          outstanding
     Shareholder note receivable                                            --                   (63,000)
     Accumulated deficit                                             (10,529,000)            (10,227,000)
                                                                    ------------            ------------
             Total shareholders' equity                                1,059,000               1,085,000
                                                                    ------------            ------------
                                                                    $  2,387,000            $  2,247,000
                                                                    ============            ============



                   See the accompanying condensed notes to these financial statements.


                                       HYPERMEDIA COMMUNICATIONS, INC.
                                           STATEMENT OF OPERATIONS
                                                 (UNAUDITED)

                                     Three months ended September 30,      Nine months ended September 30,
                                     --------------------------------     ---------------------------------
                                        1996                1995                1996                1995
                                     -----------        -----------         -----------         -----------

Revenues                             $ 2,059,000        $ 2,193,000         $ 6,642,000         $ 7,435,000
                                     -----------        -----------         -----------         -----------

Expenses:
    Editorial                            283,000            322,000             959,000             964,000
    Production                           508,000            751,000           1,874,000           2,080,000
    Circulation                          520,000            531,000           1,549,000           1,701,000
    Sales and marketing                  460,000            457,000           1,864,000           2,069,000
    Product development                    9,000              6,000              21,000              29,000
    General and administrative           261,000            292,000             664,000           1,057,000
                                     -----------        -----------         -----------         -----------
            Total expenses             2,041,000          2,359,000           6,931,000           7,900,000
                                     -----------        -----------         -----------         -----------

Income (loss) from operations             18,000           (166,000)           (289,000)           (465,000)

Interest and other expense, net            7,000              2,000              13,000               7,000
                                     -----------        -----------         -----------         -----------
Net income (loss)                    $    11,000        $  (168,000)        $  (302,000)        $  (472,000)
                                     ===========        ===========         ===========         ===========

Net income (loss) per common share   $      0.00        $     (0.06)        $     (0.10)        $     (0.16)
    and equivalents (Note 2)         ===========        ===========         ===========         ===========


Weighted average common shares
    and equivalents                    3,264,206          3,011,433           3,019,004           3,011,433
                                     ===========        ===========         ===========         ===========



                   See the accompanying condensed notes to these financial statements.

                                  HYPERMEDIA COMMUNICATIONS, INC.
                                      STATEMENT OF CASH FLOWS
                                    (Decrease) Increase in Cash
                                            (UNAUDITED)

                                                                  Nine months ended September 30,
                                                                  --------------------------------
                                                                     1996                1995
                                                                  -----------         ------------
Cash flow from operating activities:
    Net loss                                                      $(302,000)           $(472,000)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                176,000              194,000
       Allowance for doubtful accounts                             (149,000)              (8,000)
       Other                                                         63,000                 --
       Change in assets and liabilities:
           Accounts receivable                                     (165,000)             803,000
           Prepaid expenses and other assets                       (102,000)             215,000
           Accounts payable                                         (75,000)            (249,000)
           Accrued liabilities                                      109,000               88,000
           Deferred revenue                                        (163,000)            (365,000)
                                                                  ---------            ---------
Net cash (used in) provided by operating activities                (608,000)             206,000
                                                                  ---------            ---------

Net cash used in investing activities for  purchase of
    fixed assets                                                   (125,000)             (87,000)
                                                                  ---------            ---------
Cash flows from financing activities:
    Proceeds from issuance of Preferred stock                       211,000                 --
    Proceeds from issuance of common stock                            2,000                 --
    Note payable borrowings                                         295,000             (100,000)
                                                                  ---------            ---------
Net cash provided by (used in) financing activities                 508,000             (100,000)
                                                                  ---------            ---------

Net (decrease) increase in cash                                    (225,000)              19,000

Cash at beginning of period                                         275,000              202,000
                                                                  ---------            ---------

Cash at end of period                                             $  50,000            $ 221,000
                                                                  =========            =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                      $  13,000            $   4,000
                                                                  =========            =========




                See the accompanying condensed notes to these financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial statements of HyperMedia Communications, Inc. (the "Company") as of September 30, 1996 and 1995 and for the three and nine months then ended are unaudited, and in the opinion of management, all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods have been included. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1995 and notes thereto included in the Company's Form 10-K. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the entire year.

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


NOTE 2 - NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is based upon the weighted average number of outstanding shares of Common Stock. Additionally, common stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been included for the three month period ending September 30, 1996 and excluded for the three month period ending September 30, 1995 and for the nine month periods ended September 30, 1996 and 1995 as their effect is anti-dilutive.

NOTE 3 - STATEMENT OF SHAREHOLDER'S EQUITY

During the quarter ended June 30, 1996, the Board of Directors approved the issuance of the Series G Preferred Stock. The Series G Preferred Stock ranks pari passu with the Series F Preferred Stock. No Series G Preferred Stock shares are outstanding as of November 6, 1996.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those anticipated in these forward-looking statements as a result of the factors set forth below and in "Factors Affecting Operating Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*).

General

HyperMedia Communications, Inc. ("the Company") serves the new media industry primarily through the development, production, marketing and sales of its magazine, NewMedia(R), and its Internet World Wide Web site, Hyperstand, and in the development of new publications. NewMedia Magazine is positioned as "The Magazine for Creators of the Digital Future." The new media industry consists of professionals who develop multimedia and Internet projects for the business, government, education, and consumer markets. The Company also produces an annual awards competition, the NewMedia Invision Awards program, which honors professionals who employ new media technology in the development of communications applications.

Commencing with the 1996 publishing schedule, the Company made several changes to the publishing plan for NewMedia Magazine. These changes were designed to focus the publication on serving the market for professional new media development platforms and tools, including Internet products and services. The Company will publish 16 issues in 1996, an increase of three issues over the 13 issues published in 1995.* During the first three fiscal quarters of 1996, four issues of NewMedia Magazine were published per quarter as compared to three issues in the comparable periods of 1995. In 1996, subscribers are required to meet significantly more stringent qualification criteria than those in effect in 1995.* The Company estimates that as a result of these new criteria, the purchasing power of the average subscriber has increased from less than $200,000 in 1995 to more than $450,000 in 1996, an increase of approximately 100%.* As part of the publishing strategy to emphasize the professional market for new media technology and to meet the more stringent qualification criteria mentioned above, NewMedia Magazine's guaranteed average circulation was reduced to 215,000 qualified subscribers in 1996 from 250,000 qualified subscribers in 1995.*

In the third fiscal quarter, NewMedia Magazine participated in the IntelliQuest Computer Industry Media Study (CIMS (TM)) which is used by the technology industry as a media buying and marketing tool. In this study, NewMedia Magazine ranked number one among the competitive technology magazines in reaching business leaders responsible for the development of corporate Internet Web sites. In the categories relating to the authorization of Internet Web-site development and expenditures for their companies' Web sites and purchasing Internet development tools and telecommunications/on-line services for these Web sites, readers of NewMedia Magazine consistently outpaced readers of InfoWorld, Macweek, Internet World, NetGuide and Wired. Thirty-two percent of NewMedia Magazine readers have Web-server hardware installed in their organizations which was higher than all computer publications measured in the study. Among NewMedia Magazine's competitive set of technology magazines, NewMedia Magazine had the highest percentage of readers who read or looked at all or most of the magazine's pages in the course of reading a typical issue.

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

In the fourth quarter of 1995, the Company began to enhance its sales force by hiring more experienced Senior Account Managers. Since this hiring was completed in the first quarter of 1996, the Senior Account Managers average over 10 years of magazine advertising selling experience.

Results of Operations

The Company's revenues were $2,059,000 and $2,193,000 for the quarters ended September 30, 1996 and 1995, respectively, and $6,642,000 and $7,435,000 for the nine months then ended. This represented a $134,000, or 6%, and $793,000, or 11%, decrease in revenue as compared to the similar prior period in the third fiscal quarter and the first nine months of 1995, respectively. The reduction in revenue is primarily attributable to a decline in advertising from companies serving the consumer market segment in categories such as multimedia upgrade kits and CD-ROM titles, partially offset by sales of new advertising to leading companies serving the professional new media market segment.* New advertising commitments have been received in the second, third and fourth quarters of 1996 from leading companies such as Texas Instruments, Microsoft, Silicon Graphics, Digital Equipment Corporation, Apple Computer, 3M, Power Computing, Sigma Designs, Iomega, Quark, Lockheed Martin, Micropolis, Micronet, mFactory and others. * As a primary result of these new advertising commitments, advertising pages and associated advertising revenues increased from the second to the third fiscal quarters of 1996.

The Company's total expenses were $2,041,000 and $2,359,000 for the quarters ended September 30, 1996 and 1995, respectively, and $6,931,000 and $7,900,000 for the nine months then ended. This represents a $318,000, or 13%, and a $969,000, or 12%, decrease in expenses as compared to the similar prior period in the third fiscal quarter and the first nine months of 1995, respectively. Overall corporate expenses for the first three quarters of 1996 decreased by almost $1,000,000 due to expense control programs that produced savings across all functional areas.

The Company incurred a net loss of $302,000 for the first nine months of 1996 as compared to the loss of $472,000 for the first nine months of 1995. The Company posted a net profit of $11,000 in the third quarter of 1996 as compared to a net loss of $168,000 for the same period of 1995. This was the first profitable third quarter ever achieved by the company. Strong cost controls plus the sale of the Macromedia User Journal ("MUJ") in the third quarter of 1996 offset lower revenues resulting in a profitable third quarter of 1996 and improved net loss results for the first nine months of 1996.

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

Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $283,000 and $322,000 for the quarters ended September 30, 1996 and 1995, respectively, and $959,000 and $964,000 for the nine months then ended. Changes in editorial expenses are primarily attributable to cost control programs offset by an increase in staff and paid contributors for NewMedia Magazine and Hyperstand. Four issues of NewMedia Magazine were published in each of the first three quarters of 1996 as compared to three issues in those quarters in 1995. Hyperstand was first launched in September 1995. Editorial expenses represented 14% and 15% of revenue for the quarters ended September 30, 1996 and 1995, respectively. With the editorial expenses associated with the addition of the new product, Hyperstand, and the increased publishing schedule of 16 NewMedia Magazine issues in 1996 as compared to 13 in 1995 offset by cost control measures and the sale of the Macromedia User Journal, the Company expects editorial expenses to remain relatively flat in 1996.*

Production expenses, including costs for design, materials and printing of the Company's publications, were $508,000 and $751,000 for the quarters ended September 30, 1996 and 1995, respectively and $1,874,000 and $2,080,000 for the nine months then ended. The decrease in production expenses for the third fiscal quarter of 1996 as compared to the same quarter of 1995 is primarily attributable to a decrease in guaranteed average circulation from 250,000 to 215,000 and decreasing paper costs. Production expenses represented 25% of revenue in the third quarter of 1996 compared to 34% for the same period in 1995. Production expenses are expected to decrease for the balance of 1996 as a result of the reduced guaranteed average circulation of 215,000 and decreased year-over-year paper costs.*

Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the direct mail promotions of the Company's publications, were $520,000 and $531,000 for the quarters ended September 30, 1996 and 1995, respectively, and $1,549,000 and $1,701,000 for the nine months then ended. The Company currently capitalizes its circulation development expenditures and amortizes them over a 12 month period. The decrease of $11,000, or 2%, in the third quarter of 1996 as compared to the same quarter in 1995 and $152,000, or 9%, in the first nine months of 1996 as compared to the first nine months of 1995 is primarily attributable to cost controls and smaller circulation development expenditure amortization partially offset by increased fulfillment and mailing costs associated with the increased publishing schedule of NewMedia Magazine. Circulation expenses represented 25% and 24% of revenue for the quarters ended September 30, 1996 and 1995, respectively. The Company expects circulation expenses to decrease slightly in 1996 with decreased costs associated with a reduced guaranteed average circulation base partially offset by the increasing expenditures related to the higher 16 issue frequency rate and the higher minimum qualifications to receive the magazine.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Sales and marketing expenses were $460,000 and $457,000 for the quarters ended September 30, 1996 and 1995, respectively, and $1,864,000 and $2,069,000 for the nine months then ended. The decrease of $205,000, or 10%, for the first nine months of 1996 as compared to 1995 is primarily attributable to cost control measures and lower trade show expenditures. Sales and marketing expenses were comparable in the third quarters of 1995 and 1996. Sales and marketing expenses represented 22% of revenue for the third quarter of 1996 as compared to 21% of revenue for the same period of 1995. Sales and marketing expenses are expected to increase in the balance of 1996 with the expenses associated with a more experienced sales force, branding campaign and marketing programs partially offset by cost control measures and lower trade show expenditures.*

Product development expenses, consisting of costs incurred in the development of new multimedia related information products, were $9,000 and $6,000 for the quarters ended September 30, 1996 and 1995, respectively, and $21,000 and $29,000 for the nine months then ended.

General and administrative expenses were $261,000 and $292,000 for the quarters ended September 30, 1996 and 1995, respectively, and $664,000 and $1,057,000 for the nine months then ended. The decrease of $393,000, or 37%, in the first nine months of 1996 as compared to 1995 and $31,000, or 11%, in the third quarter of 1996 as compared to the same period in 1995 reflects the Company's cost control measures and stronger credit and collection procedures which resulted in a lower bad debt expense. General and administrative expenses represented 13% of revenue for both the third quarter of 1996 and 1995. General and administrative expenses are expected to decline slightly during the balance of 1996 due to cost control measures and continued strong credit and collection procedures.*

Sale of the  Macromedia  User Journal
In September 1996, the Macromedia User Journal was sold to Pinnacle Publishing, Inc. in exchange for a short term note and assumption of subscription liabilities. The sale will enable the Company to concentrate on its core products, NewMedia Magazine and Hyperstand. Payment of the short term note is scheduled to be completed by March 1997. The financial results for the third fiscal quarter and first nine months of 1996 contain a one time gain of approximately $100,000 associated with the assumptions of the subscription liabilities and short term note. This one time gain and other cost control measures were integral to the profit generated in the third fiscal quarter. Other than the one time gain, future revenue and operating results for the Company will not be materially impacted by the sale of the Macromedia User Journal.

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

Liquidity and Capital Resources

At September 30, 1996, the Company had approximately $421,000 in working capital and its principal sources of liquidity consisted of approximately $50,000 in cash and a $1 million line of credit secured by 70% of qualified accounts receivable. At September 30, 1996, there was $295,000 outstanding under this line of credit. As a result of the conditions of the line of credit and financial results of the 1996 third fiscal quarter, the Company had unused borrowing capacity of $332,000. Partial usage of unused borrowing capacity could be restricted by financial operating covenants.

The Company expects that it will continue to require significant amounts of cash to finance operations.* The Company has not committed to make significant capital expenditures, but may make such expenditures in the future.* The Company believes that the existing cash balances, together with cash generated from operations and borrowings available under its line of credit, will be sufficient to meet its cash requirements through at least the end of 1996.* There can be no assurance, however, that the Company's anticipation of its future cash requirements will be correct. Thereafter, the Company may seek to raise additional working capital, primarily through sales of debt or equity securities.* In addition, the Company may seek to raise additional working capital prior to the end of 1996 if it can raise such capital on acceptable terms.* The terms of the Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock and the Company's outstanding warrants grant the holders thereof certain preferential rights including conversion and/or registration rights which may have a dilutive effect on existing shareholders and may therefore limit the availability of financing, particularly equity financing. The Company has no commitments for any such financing and there can be no assurance that the Company will be able to raise such working capital on reasonable terms or at all. The Company's ability to borrow under the line of credit is subject to compliance with certain financial covenants, including but not limited to, quarterly profitability. There can be no assurance that the Company will be successful in complying with these financial covenants. The Company's failure to comply with the financial covenants could preclude it from utilizing the line of credit which would have a material adverse effect on the Company's liquidity and financial condition. In addition, the Company's inability to raise capital, if required, could have a material adverse effect on the Company's business and results of operations.

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

The Company signed an agreement in July 1996 with its largest shareholder, MK Global Ventures in association with its MK GVD Fund, providing for an investment in additional capital of the Company to finance operations. Under the Series G Preferred Stock Purchase Agreement, as amended, MK GVD Fund agreed to invest up to $250,000 on or before June 30, 1997, at the Company's option. The price per share of this Series G Preferred Stock, which the Company has not registered under the Securities Act of 1933, as amended, will be 85% of the fair market value of the Company's common stock based on the average of the closing bid price per share for the ten trading days ending five business days before the closing of the investment. The Company had not drawn on this capital commitment as of November 6, 1996.

Factors Affecting Operating Results and Market Price of Stock
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those anticipated in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*).

Among the factors that could cause actual results to differ materially are those listed below and those listed from time to time in the Company's SEC reports including but not limited to the annual report on Form 10-K for the year ended December 31, 1995 and the quarterly reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996.

Limited Operating History; History of Losses and Accumulated Deficits

The Company has a limited operating history and is subject to all the risks and difficulties experienced by any new business. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business and a continually evolving industry characterized by intense competition. The Company has incurred net losses of $10,529,000 from inception to September 30, 1996, including the net profit of $11,000 for the quarter ended September 30, 1996. The Company may incur a loss for the fourth quarter of 1996 as it continues to promote and expand its current publications and develop and launch new products.* If the Company incurs a loss in the fourth quarter of 1996, it would be in violation of the profitability covenant in its bank line of credit which would prevent the Company from further borrowing under the line of credit without a waiver. There can be no assurance that during 1996 or thereafter the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia Magazine, maintain the circulation base of NewMedia Magazine, control its costs and successfully implement its marketing and product strategy.* There can be no assurance that the Company will be successful in any of these efforts.

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

New Publishing Strategy; Sales and Marketing Strategy

The key elements of the Company's new publishing strategy are to focus on the professional market for new media technology, to increase the frequency from 13 to 16 times per year and to increase the demographic criteria that potential subscribers are required to meet in order to qualify for a subscription while simultaneously reducing the guaranteed circulation base of NewMedia Magazine from 250,000 to 215,000 qualified readers.* There can be no assurance that this publishing strategy will result in increased revenues or in profitability. Certain components of production, circulation and editorial expenses will increase associated with publishing additional issues of the magazine.* The Company has been undergoing an advertising category transition since the second half of 1995 away from the consumer market toward the above mentioned professional market for new media technology. To replace these consumer market advertisers and to grow advertising revenues, the Company needs to sell advertisements oriented to the professional market for new media technology. Also, advertisers may not immediately accept the increased frequency of the magazine and adjust their advertising schedules accordingly. There can be no assurance that the Company will be able to sell sufficient number of advertisements to the professional market to make its strategy successful. Until the circulation direct mail campaign for qualified readers using the new qualification criteria is completed, there can be no assurance that the estimated purchasing power of new media products and services will be achieved with a reasonable level of circulation expenditures. The Company enhanced the experience level of its sales force through hiring new Senior Account Managers in three of the Company's four territories during the fourth quarter of 1995 and the first quarter of 1996. New Senior Account Managers, even with significant experience, can take nine (or more) months to become fully productive for the Company in the associated new media market. As a result, the Company does not expect year-over-year growth in advertising revenues until at least the first quarter of 1997, if at all.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Highly Competitive Market

Revenues from NewMedia Magazine are derived primarily from the sale of advertising in the magazine and will continue to be derived primarily from such sales in the foreseeable future. * The technology publishing industry is highly competitive. Many of the Company's competitors have substantially greater financial, sales and marketing resources than the Company. Although the market for new media products is an evolving market, the Company competes for advertising revenue with numerous magazines and newspapers, including personal computer magazines. There can be no assurance that the Company will not experience increased competition from new or existing technology periodicals or other media, such as the Internet. Such increased competition, if experienced, would have a material adverse impact on the Company's ability to increase its advertising revenues.

Growth of New Media Market

NewMedia Magazine is targeted toward professional users of new media products and services in connection with computers. The computer industry has historically been characterized by business cycles. To the extent that the computer industry or the new media market experiences a significant downturn, the Company would expect a similar downturn in its business. The market for new media products and services is in the early stages of development and predictions as to its size and the factors which will affect it are inconclusive. To the extent that the new media market does not develop as quickly as the Company anticipates or that it experiences a significant downturn following growth, the Company's ability to generate revenue or profits may be adversely affected. Furthermore, even if the new media market does develop as anticipated, there can be no assurance that the demand for NewMedia Magazine will also increase.

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

                          Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1996.


Items 1 - 5 are not applicable and have been omitted.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 13, 1996          HyperMedia Communications, Inc.


                                    By:   /S/ Todd Hagen
                                        ------------------------------------
                                        Todd Hagen
                                        Vice President of Finance and
                                              Administration and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)