Form 10-K405
period 1996-12-31
HYPERMEDIA COMMUNICATIONS INC
filed 1997-03-28
CIK 894680

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
                 For the fiscal year ended December 31, 1996 or ( ) Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [Fee Required]
              For the transition period from ________ to ________

Commission File Number 1-11624

                         HYPERMEDIA COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

          California                                          94-3104247
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

                    901 Mariner's Island Boulevard, Suite 365
                           San Mateo, California 94404
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (415) 573-5170

--------------------------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 5, 1997 in the Nasdaq SmallCap Market, was approximately $4,300,000. For purposes of this disclosure, shares of Common Stock, Series E Preferred Stock and Series F Preferred Stock held by each officer and director of the registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 5, 1997, the registrant had 3,200,137 shares of Common Stock, 8,064,516 shares of Series E Preferred Stock, and 82,250 shares of Series F Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1997 is incorporated by reference into Part III of this Form 10-K to the extent stated herein.
================================================================================

                                TABLE OF CONTENTS
                                                                           Page

PART I         ............................................................. 2
         ITEM 1.  BUSINESS.................................................. 2
         ITEM 2.  PROPERTIES................................................ 9
         ITEM 3.  LEGAL PROCEEDINGS......................................... 9
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 9

PART II        ............................................................ 10
         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS.............................. 10
         ITEM 6.  SELECTED FINANCIAL DATA.................................. 11
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................... 12
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............. 18
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...................... 18

PART III       ............................................................ 19
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....... 19
         ITEM 11. EXECUTIVE COMPENSATION................................... 20
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT............................................... 20
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........... 20

PART IV        ............................................................ 21
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K ............................................. 21

REPORT OF INDEPENDENT ACCOUNTANTS.......................................... 24

BALANCE SHEETS............................................................. 25

STATEMENTS OF OPERATIONS................................................... 26

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)............................... 27

STATEMENTS OF CASH FLOWS................................................... 28

NOTES TO FINANCIAL STATEMENTS.............................................. 29

SIGNATURES................................................................. 37

INDEX TO EXHIBITS.......................................................... 38

                                     PART I

ITEM 1.       BUSINESS

     This Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from those anticipated in these forward-looking statements as a result of the factors set forth below and in "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company

         HyperMedia Communications, Inc. (the "Company" or "HyperMedia"), incorporated in California in August 1989, publishes NewMedia Magazine ("NewMedia"), the first periodical publication dedicated solely to the professional market for new media technology. "New media" is a term applied to a wide array of digital communications technologies, including Internet development tools and services, desktop and portable personal computers, workstations, servers, audio/video compression and editing equipment, graphics hardware and software, high-density storage devices, and video conferencing systems. The professional market for such products is estimated to grow from $10 billion in 1995 to $60 billion by the year 2000 according to a study published by Link Resources in 1995, with a compound annual growth rate of 48 percent.* This 48 percent growth rate is approximately three times higher than the 15 percent annual growth rate estimated by the same study for the consumer market for new media technology, consisting primarily of home personal computers, CD-ROM titles, and interactive electronic services.* Professional new media technology is actively employed in a broad range of communications-related businesses and disciplines such as publishing, advertising, sales, marketing, film production, broadcasting, game development, education, and training. Many large multinational technology corporations are developing and marketing products specifically targeted to the professional market.

         NewMedia is published 16 times per year and is distributed to more than 215,000 professionals who develop new media content and applications for the business, government, education and consumer markets. According to a recent analysis conducted by the Company of NewMedia subscriber demographic data, the average subscriber to the publication has represented that they are personally involved in the purchase of over $500,000 worth of new media-related hardware, software, and services in a twelve-month period.* The magazine's primary mission is to rate and review new professional-level products used in the development of new media content and applications. The magazine also contains industry news, expert commentary, profiles of organizations that employ new media technology, examples of new media content and applications, and techniques for using new media hardware and software tools. Revenue from NewMedia is derived primarily through the sale of advertisements in the magazine.

         HyperMedia also publishes Hyperstand, an electronic service on the Internet for professionals who develop new media content and applications, particularly World Wide Web sites. The Company also produces an annual awards competition, the NewMedia Invision Awards program, which honors professionals who employ new media technology in the development of communications applications. HyperMedia is also exploring opportunities to expand its business by developing new magazines and other print and electronic media targeted to the professional new media market, additional professional new media-related events, and other related products.*

------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Market Background

     Computer-Related Periodicals

         HyperMedia's primary product, NewMedia, is a controlled-circulation periodical publication serving professionals in the computer-related field of new media technology. NewMedia competes in the market segment of computer-related periodical publishing, which in 1996 was the second largest segment of the U.S. periodical publishing market. In 1996, according to the Publishers Information Bureau, the largest publication in the U.S. market in terms of advertising pages was the computer-related periodical entitled PC
Magazine. The field of computer-related periodical publishing grew by 12.7 percent in 1996 over the previous year, compared with a growth rate of 9.5 percent for the total periodical publishing market during the same period.

         Computer-related periodicals typically adopt a strategy either to serve subscribers in the broad consumer market or to reach subscribers in the more targeted professional market. Whereas the consumer segment accounts for a high volume of potential buyers of computer-related products and services, the Company believes that the value of this segment is limited by the relatively low volume of purchases made by each individual consumer, by the intense price- and profit-margin pressures which characterize the segment, and by competition from broad-based media such as television, radio, general consumer magazines, and newspapers.

         By contrast, the Company believes the professional segment is characterized by higher volume purchases per individual versus the consumer segment, with potentially higher profit margins for computer-related product vendors due to the professional nature of the products, and with relatively few competing advertising media beyond other professional periodical publications. According to a study of 53 computer-related publications published by the publishing industry newsletter Computer Publishing and Advertising Report, in 1996 professional computer-related publications accounted for over $983 million in advertising revenues versus $825 million for consumer computer-related publications during the same period. The newsletter reported 1995 revenues of $882 million from professional publications versus $790 million in revenues from consumer publications for the same period. The Company believes that, in the new media market, professional publications will enjoy a pronounced advantage over consumer publications, due to the high degree of segmentation between consumer and professional products in this market and the divergent growth rates which are forecasted for these two market segments.*

         Periodicals are generally marketed as either paid-circulation periodicals or controlled-circulation periodicals, such as NewMedia. A paid-circulation periodical is purchased by the reader, either through subscription or by paying the newsstand price, and the publisher establishes no other criteria for receipt of the publication. Paid-circulation publications frequently compete on the basis of total audience size and on lowest cost, or efficiency, in reaching the publication's readership.

         A controlled-circulation periodical, by contrast, is generally provided without charge to respondents who meet certain demographic criteria established by the publisher. Publishers typically solicit subscriptions to controlled-circulation periodicals through direct-mail campaigns targeted to lists of subscribers of similar publications or customer lists of buyers of related products. These lists are generally rented from mailing list rental firms or product vendors. To qualify to obtain a controlled-circulation periodical, the respondent must complete a questionnaire and meet certain criteria. Upon return of the questionnaire, the publisher analyzes the responses and determines whether the respondent has the desired characteristics to become a qualified subscriber.

         Since qualified subscribers exhibit a set of demographic characteristics selected by the publisher for appropriateness to the advertising client base of the publication, controlled-circulation magazines generally command higher advertising rates than paid-circulation magazines and compete on the basis of offering their advertisers the most effective means to reach their target customers. According to an analysis of NewMedia subscriber demographic information conducted by the Company, the average subscriber to NewMedia during 1996 has represented that they will be personally involved in the purchase of over $500,000 worth of new media-related hardware, software, and services during a twelve-month period, which the Company believes is the highest purchase criterion established among new media-related publications in the U.S. market. In addition, in an independent study conducted in 1996 by the market research firm IntelliQuest, the average NewMedia subscriber reported greater purchase involvement for a wide variety of professional digital hardware and software products than the average reader of other leading publications, including Infoworld, PC Week, Macweek, PC Magazine, Internet World, and Wired.*

------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

     Periodical publications also compete on the basis of publication frequency, which refers to the number of editions or issues of a publication which are published in a year. Generally, higher frequency publications enjoy higher market share in their markets. NewMedia was published 13 times in 1995 and 16 times per year beginning in 1996, which is expected to establish it as one of the highest frequency periodical publications serving the professional new media market in the U.S.*

     The New Media Market

         "New media" is a term applied to a wide array of digital communications technologies, including Internet development tools and services, desktop and portable personal computers, workstations, servers, audio/video compression and editing equipment, graphics hardware and software, high-density storage devices, and video conferencing systems. Taken together, these technologies are generally thought to represent a major new stage in the evolution of information technology, due to the impact they have had upon a broad range of communications-related businesses and disciplines, such as publishing, advertising, sales, marketing, film production, broadcasting, game development, education, and training. Many large multinational technology corporations, including Adobe, Apple, Avid, AT&T, Autodesk, Corel, DEC, Fujitsu, Hewlett Packard, IBM, Intel, Macromedia, Matsushita, Microsoft, Mitsubishi, Motorola, NEC, Netscape, Oracle, Philips, Sharp, Seagate, Silicon Graphics, Sony, Sun Microsystems, Tektronix, 3M, Toshiba, and Yamaha, are developing and marketing products specifically targeted to this market.*

         According to a report issued in 1995 by the market research firm Link Resources, the total market for new media technology is expected to grow to $80 billion by the year 2000.* The consumer segment of this market, consisting primarily of home personal computers, CD-ROM titles, and interactive electronic services, is expected to grow to $20 billion during this time period, with a compound annual growth rate of approximately 15 percent.* By contrast, the professional segment of the new media market is expected to grow to $60 billion by the year 2000, with a compound annual growth rate of 48 percent.* This growth rate is approximately three times higher than that estimated for the consumer segment of the new media market. Furthermore, certain product categories associated specifically with professional new media development, such as video and media servers, video editing software, audio editing software, three-dimensional graphics software, and animation software, are expected to grow at rates faster than the market average.

         The rise of the Internet as a commercially viable communications medium has spawned the emergence of several new Internet-specific companies, such as Netscape, and has resulted in several major new technology initiatives on the part of established corporations such as AT&T, DEC, Macromedia, Microsoft, Oracle, Silicon Graphics, Sun Microsystems and others. The Company believes that this phenomenon will generate additional demand for technical information concerning the development of Internet-related new media content and applications, and furthermore that the target market for such information can be reached effectively through non-traditional publishing strategies, such as the creation of electronic information services on the Internet itself.*

Business Strategy

     NewMedia Magazine

         Recognizing the importance of the professional market for new media technology, the Company launched NewMedia in January 1991. A controlled-circulation periodical, NewMedia targets professionals who develop new media content and applications for the business, government, education, and consumer markets. The Company's business strategy is to position NewMedia as the leading periodical publication serving the professional market for new media technology and to leverage this leadership position by developing and launching related products for the professional new media market.* The Company's strategy for NewMedia includes an emphasis on editorial position, circulation size and demographic characteristics, publishing frequency, and branding programs.

------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

     Editorial Position

         New media technology is actively employed in a broad range of communications-related businesses and disciplines such as publishing, advertising, sales, marketing, film production, broadcasting, game development, education, and training. Professionals who employ new media technology purchase a wide array of digital communications hardware and software products, including Internet development tools and services, desktop and portable personal computers, workstations, servers, audio/video compression and editing equipment, graphics hardware and software, high-density storage devices, and video conferencing systems. Because changes in professional-level new media products occur at a rapid rate and because the investment cost in these products remains high relative to products targeted to the consumer market, the Company believes that a high demand exists for reliable technical information which assists professionals to select new media products with confidence.*

         The primary mission of NewMedia is to rate and review new professional-level products used in the development of new media content and applications. In 1994, the Company established a product testing facility, the "NewMedia Lab," with the express purpose of developing test suites and conducting  comparative  analyses  of popular  professional  new  products.  The results of these product tests are published in each issue of NewMedia. The magazine also contains industry news, expert commentary, profiles of organizations that employ new media technology, examples of new media projects, and techniques for using new media hardware and software tools.

     Circulation

         The Company's strategy for developing the subscriber base of NewMedia has been to achieve a level of circulation, or measured readership, consistent with maintaining a dominant position in the new media market.* Since its launch in 1991, NewMedia increased its circulation base from 17,000 qualified subscribers to a guaranteed average circulation base of 250,000 qualified subscribers for 1995. This increase established the publication as the highest circulation periodical directly serving the new media market. For 1996, as part of its publishing strategy to emphasize the professional market for new media technology, the Company reduced the guaranteed circulation base of NewMedia to 215,000 qualified subscribers and simultaneously increased the demographic criteria that potential subscribers are required to meet in order to qualify to receive a subscription to the periodical.

         As a result of this strategy, the Company believes that NewMedia remains the highest circulation periodical serving the professional market for new media technology, and also that its subscriber base has been qualified according to the highest purchase criteria established among professional new media-related publications in the U.S. market.* According to a recent analysis of NewMedia subscriber demographic information conducted by the Company, the average subscriber to NewMedia during 1996 has represented that they will be personally involved in the purchase of over $500,000 worth of new media-related hardware, software, and services during a twelve-month period.* To the Company's knowledge, no such similar purchase criteria exist for competing publications serving the new media market, such as AV Video/Multimedia Producer, Computer Graphics World, DV Magazine, Interactivity, Interactive Week, or 3D Design. In the field of computer-related publications, periodicals exhibiting similar purchase criteria include Infoworld and PC Week, which are generally considered the leading periodical publications serving the office computing market.

         The Company intends to pursue this strategy by making a substantial investment in direct mail solicitations to its target audience.* The Company generally rents lists of potential subscribers from mailing list rental firms or product vendors at prices ranging from $75 to $150 per 1,000 names. The Company has determined, through test mailings and analyses of the results of previous mailings, which lists tend to generate higher numbers of qualified respondents. To qualify to subscribe to NewMedia, the respondent must complete a questionnaire and meet certain criteria. Upon return of the questionnaire, the publisher analyzes the responses and determines whether the respondent has the desired characteristics to become a qualified subscriber. The Company is a member of BPA International, an independent auditing organization which verifies the Company's guaranteed average circulation base. There can be no assurance that the Company's circulation strategy will be successful.

------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

     Publishing Frequency

         As part of its strategy to serve the professional market for new media technology, in 1996 the Company increased the publishing frequency of NewMedia from 13 times per year to 16 times per year and is maintaining this publishing frequency in 1997.* The Company believes that higher frequency publications achieve greater acceptance in the professional market than do lower frequency publications, by permitting a publication's editorial staff to report on new technology developments and advertising clients to market new products with greater timeliness. To the Company's knowledge, this increase in frequency has positioned NewMedia as one of the highest frequency periodicals serving the professional new media market. Of 32 professional computer-related publications measured by the industry newsletter Computer Publishing and Advertising Report, the top seven publications by 1996 advertising revenue were published on a weekly frequency schedule. The Company believes that, as the professional market for new media technology continues to grow and mature, the opportunity may exist to further increase the frequency of NewMedia.* There can be no assurance that the Company's publishing frequency strategy will be successful.

     Branding Programs

         To support the primary mission of NewMedia to rate and review new professional-level products used in the development of new media content and applications, the Company has developed a number of branding programs which have the effect of supporting its leadership position in the professional new media market.

         First, companies whose products achieve certain performance goals in product ratings published in NewMedia magazine are permitted to use the magazine's rating symbols within their advertisements and collateral marketing materials. The Company believes that the magazine's "Awesome" rating symbol, which signifies the highest rating a product can achieve in a NewMedia product review, is widely accepted among professionals who purchase new media products as a symbol of product quality and value.

         Second, on an annual basis the magazine confers its "Hyper" awards for technical excellence to companies whose products achieve certain technical criteria as established by the magazine's editorial staff. A branding program similar to the "Awesome" award program exists for "Hyper" award winners.

         Finally, the Company also sponsors an annual competition designed to honor professionals who employ new media technology in the development of communications applications. The NewMedia Invision Awards program is cosponsored by leading new media companies such as Macromedia and Microsoft, which pay a sponsorship fee and receive certain marketing considerations in return. From 1994 through 1996, the NewMedia Invision Awards have been presented at the computer industry trade event Comdex/Spring. In 1997, the Company intends to expand the awards program into an independent event for which the Company can charge attendance fees and generate other forms of revenue beyond sponsorship fees.*

     Advertising Sales

         Revenue from NewMedia is derived principally from advertisers. The Company's published advertising rates are based upon the number of qualified subscribers for NewMedia and include discounts for multiple insertions. From 1991 to 1995, the Company increased the circulation base of NewMedia from 17,000 subscribers to a guaranteed average circulation base of 250,000 qualified subscribers. This increase in qualified circulation enabled the Company to increase the price it charges for a one-time, full-page, four-color advertisement from $6,125 to $17,845. In 1996, as part of its publishing strategy to emphasize the professional market for new media technology, the Company reduced the guaranteed circulation base of NewMedia to 215,000 qualified subscribers and simultaneously increased the demographic criteria that potential subscribers are required to meet in order to qualify to receive a subscription to the periodical. This increase in qualification criteria permitted the Company to maintain the advertising rates for NewMedia at 1995 levels, which had the effect of increasing the cost per subscriber which advertisers pay per advertising page in NewMedia.*

------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         The Company currently sells advertising in NewMedia through a direct sales force of six sales representatives, an associate publisher, and a publisher. The sales staff is organized primarily on a geographical basis, although some key accounts are handled by management. Formatted fractional advertising space is sold through a nationwide telemarketing effort. Sales presentations are made both to marketing staffs within client organizations and to the advertising agency staffs which advise these clients, develop their advertising programs, and often decide which publications to include in their advertising schedules. Direct sales are supplemented by direct-mail marketing campaigns, trade show promotions, special events, and the publication of the Company's results of research regarding the demographic profile and purchase intentions of NewMedia's subscribers.

         Companies that have regularly advertised in NewMedia include: 3M, Adobe, Aimtech, Apple, Asymetrix, Compaq, Corel, Data Translation, Elo Touch, Epson, Fujitsu, Hewlett-Packard, In Focus, Intel, Intergraph, Iomega, LaCie, Lockheed Martin, Macromedia, Microsoft, Mitsubishi, NEC, NetPower, Oracle, Panasonic, Philips, Pioneer, Proxima, Quark, Sharp, Silicon Graphics, Sony, SyQuest, Texas Instruments, and Truevision. The advertising agreements entered into by these companies generally commit the advertiser to place from four to sixteen (or more) pages of advertisements in NewMedia within a 12-month period. The number of paid advertising pages increased from 12 in the April 1991 issue to 67 in the November 18, 1996 issue.

     Production

         NewMedia is produced in-house on a desktop publishing system which creates page layouts of editorial material electronically. Desktop publishing allows for high quality publishing at minimal cost. This editorial material is then shipped on disks to outside service bureaus for production and assembly with advertising material. The output from the service bureaus is then checked for quality and accuracy by the Company's editorial and production department. Once all corrections have been made, the output from the service bureaus is sent to outside printers for printing, assembly and processing for distribution. The printer labels and mails the magazine to NewMedia's subscriber list. The subscriber list is provided by a specialized data processing house. A small percentage of copies of the issue are also forwarded to a newsstand distribution center for direct sales at newsstands. The balance of the issues ordered, plus any overruns, are shipped to the Company for use in-house.

     Competition

         The computer-related periodical publishing field is highly competitive. Many of the Company's competitors have substantially greater financial, sales and marketing resources than the Company.

         A number of periodical publications serve the professional market for new media technology. These publications include AV Video/Multimedia Producer, Computer Graphics World, DV Magazine, Interactivity, Interactive Week, Internet World, and 3D Design. In addition, a number of magazines serve the consumer market for new media technology. These publications include Computer Life, HomePC, Family PC, Yahoo! Internet Life, NetGuide, and Wired.

         Computer-related periodicals that serve the office computing market also report upon new media topics and therefore compete with NewMedia. These publications include paid-circulation magazines such as PC Magazine, MacUser, Macworld, Byte, PC World, and Windows, and controlled-circulation magazines such as Infoworld, PC Week and MacWeek.

     In an independent study conducted in 1996 by the market research firm IntelliQuest, the average NewMedia subscriber reported greater purchase involvement for a wide variety of professional digital hardware and software products than readers of other leading publications, including the new media-specific and computer-related publications mentioned above which were measured in the study. This distinction was particularly pronounced in measurements of purchase involvement for Internet development tools and services, where NewMedia subscribers reported higher purchase involvement in a majority of categories.

------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         The Company expects that its greatest long-term competition for advertising market share will come from computer-related periodicals, as they attempt to address the growing new media market.* Moreover, because new media technology is comprised of such a broad array of related technologies and because new media has been found useful to address a wide variety of organizational problems, the Company believes that advertising clients will prefer to advertise in publications which have a broad circulation base.* In order to compete effectively, the Company adopted a strategy to position NewMedia as the highest circulation periodical serving the professional market for new media technology.* Although the Company believes that it would take significant resources and/or time for its competitors to obtain a qualified subscriber base comparable to that of NewMedia, there can be no assurance that computer-related publications serving the office computing market will not successfully compete for advertising revenues in the new media market.

         NewMedia is a controlled-circulation periodical publication serving professionals in the computer-related field of new media technology. The computer industry has historically been characterized by business cycles. To the extent that the computer industry experiences a significant economic downturn, the Company would expect a similar downturn in its business. The market for new media products is in the early stages of development and predictions as to its size and the factors which will affect it are inconclusive. The Company's revenue and income projections are based on a rapidly developing market for new media products. To the extent that the new media market does not develop as quickly as the Company anticipates or that it experiences a significant downturn following growth, the Company's ability to generate revenues and profits may be materially adversely affected. Furthermore, even if the new media market does develop as anticipated, there can be no assurance that the demand for NewMedia will also increase.

     New Product Development

         In September 1995, HyperMedia launched Hyperstand, an electronic service on the Internet for professionals who develop new media content and applications, particularly World Wide Web sites. The Company believes that the market for Internet services such as Hyperstand, although still nascent, will expand rapidly in the coming years.* The Company expects to devote resources in 1997 to develop the potential of Hyperstand as an advertising-supported electronic publishing medium for the professional new media market.* There can be no assurance that this plan will be successful.

         In addition to publishing NewMedia and Hyperstand, HyperMedia is exploring opportunities to expand its business by developing new magazines and other print and electronic media targeted to the professional new media market, professional new media-related events, and other related products.* There can be no assurance that such ancillary products will be developed, or if developed, that they will be profitable.

         The rise of the Internet as a commercially viable communications medium has spawned the emergence of several new Internet-specific companies, such as Netscape, and has resulted in several major new technology initiatives on the part of established corporations such as AT&T, DEC, Macromedia, Microsoft, Oracle, Silicon Graphics, Sun Microsystems, and others. The Company believes that this phenomenon will generate additional demand for technical information concerning the development of Internet-related new media content and applications, and furthermore that the target market for such information can be reached effectively through non-traditional publishing strategies, such as the creation of electronic information services on the Internet itself.*

         The Company may also acquire complementary products or businesses as opportunities arise, although there are no current agreements or negotiations to do so.*

------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Employees

     As of December 31, 1996, the Company employed 33 people on a full-time basis. The Company believes that its relations with its employees are good. None of the employees is represented by a labor union or covered by a collective bargaining agreement.

ITEM 2.       PROPERTIES

     The Company's executive office is located in approximately 7,526 square feet of space at 901 Mariner's Island Boulevard, Suite 365, San Mateo, California 94404. The Company leases the facility pursuant to a lease which was renewed in March 1997 and expires in April 2000. Under the terms of the renewed lease, the Company will pay monthly rent of approximately $22,500 starting in May 1997.

ITEM 3.       LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "HYPR." The Company's Common Stock was first listed for trading in March 1993. The high and low sales prices are as reported by the Nasdaq SmallCap Market.

                  Fiscal Quarter                     High ($)            Low($)
   -----------------------------------------       --------------    -----------
   First quarter ended March 31, 1995                 5 1/2              3 1/2
   Second quarter ended June 30, 1995                 5 1/4              4 1/4
   Third quarter ended September 30, 1995             6 1/4                  4
   Fourth quarter ended December 31, 1995             5 1/4              2 3/4
   First quarter ended March 31, 1996                4 3/16              2 1/2
   Second quarter ended June 30, 1996                 3 5/8              2 7/8
   Third quarter ended September 30, 1996             3 3/8              2 1/4
   Fourth quarter ended December 31, 1996            2 9/16              1 3/8

     As of March 5, 1997, there were approximately 600 holders of the Company's Common Stock.

     The Company has never paid cash dividends on any shares of its capital stock and the Company's Board of Directors intends to continue this policy for the foreseeable future. In addition, pursuant to the terms of the Company's $1,000,000 line of credit, the Company may not declare or pay any dividends without the bank's prior approval. The Company's ability to pay dividends on its Common Stock will also be limited by the preferences of the Series E Preferred Stock and Series F Preferred Stock and may be limited by the terms of future Preferred Stock issuances or indebtedness. Earnings, if any, will be used to finance the development and expansion of the Company's business. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

ITEM 6.       SELECTED FINANCIAL DATA

                                                             Year Ended December 31,
                                    --------------------------------------------------------------------
                                        1992           1993           1994          1995          1996
                                    ----------      ---------      ---------     ---------     ---------
                                 (In thousands)
Statement of Operations Data:
Revenues ........................   $   2,306      $   6,245      $   9,284      $   9,754     $   8,618
                                    ---------      ---------      ---------      ---------     ---------
Expenses:
   Editorial ....................         637            904          1,386          1,309         1,228
   Production ...................         899          1,803          2,377          2,745         2,373
   Circulation ..................         796          1,291          2,414          2,275         2,072
   Sales and marketing ..........       1,133          2,118          2,922          2,522         2,269
   Product development ..........         --             246            103             36            29
   General and administrative....         888          1,433          1,692          1,318           914
                                    ---------      ---------      ---------      ---------     ---------
     Total expenses .............       4,353          7,795         10,894         10,205         8,885
                                    ---------      ---------      ---------      ---------     ---------

Loss from operations ............      (2,047)        (1,550)        (1,610)          (451)         (267)
Related party interest expense ..        (109)           --             --             --            --
Interest and other expense, net
                                          (74)          (241)            (6)           (11)          (24)
                                          --             --             --             --            --
Net loss ........................   $  (2,230)     $  (1,791)     $  (1,616)     $    (462)    $    (291)
                                    =========      =========      =========      =========     =========
Net loss per share(1) ...........   $   (1.58)     $   (0.65)     $   (0.54)     $   (0.15)    $   (0.10)
                                    =========      =========      =========      =========     =========
Weighted average common shares
   and equivalents(1) ...........   1,408,367      2,758,407      3,010,730      3,153,786     3,019,004


                                                                    December 31,
                                    --------------------------------------------------------------------
                                        1992           1993           1994         1995          1996
                                    ----------      ---------      ---------     --------       --------
                                 (In thousands)
Balance Sheet Data:
Working capital (deficit).........  $  (1,853)     $   2,543      $     750          $ 396         $ 442
Total assets .....................      1,419          4,344          3,285          2,247         2,584
Long-term obligations, excluding
   current portion ...............         19            --             --            --            --
Mandatorily Redeemable
   Convertible Preferred Stock (2)      5,449          1,049            --            --            --
Shareholders' equity (deficit)....  $  (6,853)     $   2,106      $   1,547        $ 1,085       $ 1,068

----------------------------
(1) See Note 2 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

(2)  See Note 6 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Factors Affecting Operating Results and Market Price of Stock" and "Business." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of there date hereof.

Results of Operations

     The Company is engaged primarily in the development, production, marketing and sales of its magazine, NewMedia, and its Internet World Wide Web site, Hyperstand, and in the development of new publications serving the professional market for new media technology. The Company also produces an annual awards competition, the NewMedia Invision Awards program, which honors professionals who employ new media technology in the development of communications applications.
     The 1996 publishing plan focused NewMedia on serving the professional market for new media development platforms and tools, including Internet products and services. The guaranteed average circulation base was decreased in 1996 to 215,000 as compared to 250,000 in 1995 and 1994. Advertising rates per page remained unchanged. The 1996 publishing plan also required the magazine's subscribers to meet significantly more stringent qualification criteria. As a result of these new criteria, the purchasing power of new media products and services of the average subscriber increased to more than $500,000 at the end of 1996 from less than $200,000 for 1995, an increase of approximately 150 percent. NewMedia increased its annual publishing frequency to 16 times in 1996 as compared to 13 times in 1995 and 1994 to increase the timeliness of coverage of the professional new media marketplace, including the Internet. The Company intends to continue a publishing frequency of 16 issues to a guaranteed average circulation base of 215,000 in 1997.*
     To facilitate the 1996 publishing strategy focusing NewMedia on the professional market for new media development platforms and tools, including the Internet, the Company employed strong cost controls during the transition. Total expenses were reduced by $1,320,000, or 13 percent, in 1996 as compared to 1995. These expense reductions more than offset the decline in revenues, enabling the Company to decrease its net loss by 37% in 1996 as compared to 1995.

     The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statement of operations.

                                                       Year Ended December 31,
                                                  ------------------------------
                                                   1994        1995        1996
                                                   ----        ----        ----
Revenues ...................................       100%        100%        100%
Expenses:
   Editorial ...............................        15          14          14
   Production ..............................        26          28          28
   Circulation .............................        26          23          24
   Sales and marketing .....................        31          26          26
   Product development .....................         1          --          --
   General and administrative ..............        18          14          11
                                                  ----        ----        ----
     Total expenses ........................       117         105         103
                                                  ----        ----        ----
Loss from operations .......................       (17)         (5)         (3)
Related party interest expense .............        --          --          --
Interest and other expense, net ............        --          --          --
                                                  ----        ----        ----
Net loss ...................................       (17)%        (5)%        (3)%
                                                  ====        ====        ====

------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

     Revenues

     Revenues decreased to $8,618,000 in 1996 from $9,754,000 in 1995 and $9,284,000 in 1994 primarily as a result of decreases in advertising sales in NewMedia. This decrease was primarily attributable to a decline in advertising from companies serving the consumer market segment in categories such as multimedia upgrade kits and CD-ROM titles. The 1996 publishing plan focused NewMedia on serving the professional market for new media development platforms and tools, including Internet products and services. This transition to an exclusive focus on the professional new media marketplace required NewMedia to replace advertising from the consumer market segment.

     Editorial Expenses

     Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $1,228,000 in 1996 compared to $1,309,000 in 1995 and $1,386,000 in 1994. Editorial expenses decreased slightly in 1996 and 1995 as a result of general cost controls. The Company expects that editorial expenses will increase during 1997 as a result of higher paid contributor and staffing costs associated with NewMedia and the expansion of the Internet World Wide Web site, Hyperstand.*

     Production Expenses

     Production  expenses,   consisting  primarily  of  the  costs  for  design,
materials and printing of NewMedia, were $2,373,000 in 1996 compared to $2,745,000 in 1995 and $2,377,000 in 1994. Production expenditures were lower in 1996 primarily as a result of a decrease in guaranteed average circulation from 250,000 to 215,000 and declining paper costs, which were partially offset by the increased publishing schedule of NewMedia. Production expenditures rose in 1995 primarily as a result of higher paper costs. Production expenses are expected to remain relatively flat in 1997 as the result of a projected increase in advertising pages, if any, which will be offset by decreased year-over-year paper costs.*

     Circulation Expenses

     Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the direct mail promotions of the Company's publications, were $2,072,000 in 1996 compared to $2,275,000 in 1995 and $2,414,000 in 1994. The reduction in 1996 is primarily attributable to cost controls partially offset by increased fulfillment and mailing costs associated with the increased publishing schedule of NewMedia. The decrease in 1995 was due to costs associated with the guaranteed average circulation base of NewMedia remaining at 250,000 in 1995 and 1994. The postal rate increases in 1995 partially offset the cost savings associated with the unchanged 250,000 guaranteed average circulation base. The Company capitalizes its circulation development expenditures and amortizes them over a 12 month period. As of December 31, 1996 and December 31, 1995, the unamortized portion of these expenditures was $471,000 and $157,000, respectively, which is included in prepaid expenses on the balance sheet. As part of the Company's publishing strategy in 1996, the minimum readership qualifications to receive the magazine were significantly more stringent. As a result of these new criteria, the purchasing power of new media products and services of the average subscriber increased to more than $500,000 at the end of 1996 from less than $200,000 for 1995, an increase of approximately 150 percent. The Company intends to maintain the higher minimum readership qualifications to receive the magazine in 1997. * Circulation expenses are expected to increase in 1997 as the result of the impact of a projected expansion in advertising pages on mailing costs and higher circulation development expenditure amortization associated with the more stringent minimum qualifications to receive the magazine.*

------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

     Sales and Marketing

     Sales and marketing expenses were $2,269,000 in 1996 compared to $2,522,000 in 1995 and $2,922,000 in 1994. The reduced expenses in 1996 were primarily attributable to cost control measures and lower trade show expenditures. These reductions were partially offset in the second half of 1996 by expenditures on marketing programs in the areas of the 1996 IntelliQuest Computer Industry Media Study (CIMS(TM)), a newly revised media kit, branding programs, and other tools. The lower expenditures in 1995 were the result of stronger expense controls on the NewMedia Invision Awards program and reduced sales compensation costs. When the enhancement of the sales force with more experienced Senior Account Managers was completed in the first quarter of 1996, the Senior Account Managers averaged over 10 years of magazine selling experience. Sales and marketing expenses are expected to increase in 1997 with larger commission costs associated with increased advertising pages, if any, higher sales and marketing management compensation expenses, and more expenditures on sales and marketing programs.*

     Product Development

     Product development costs totaled $29,000 in 1996, as compared to $36,000 in 1995 and $103,000 in 1994, and consist of costs incurred in the development of new products, including the Internet World Wide Web site, Hyperstand. The Company plans to continue its product development efforts during 1997.*

     General and Administrative

     General and administrative expenses were $914,000 in 1996 as compared to $1,318,000 in 1995 and $1,692,000 in 1994. The lower expenses in 1996 and 1995 were primarily generated by the Company's cost control measures and stronger credit and collection procedures which resulted in a smaller bad debt expense. The Company also had a lower average headcount in this area at the end of 1995 as compared to 1994. General and administrative costs are expected to grow in 1997 with expected increases in general and administrative expenses that accompany anticipated revenue growth.*

     Interest and Other Income and Expenses

     Interest and other expense was $24,000 in 1996 compared to $11,000 in 1995 and $6,000 in 1994. Interest expenditures rose in 1996 due to working capital requirements associated with the 1996 publishing plan. Interest costs remained relatively low in 1995 as improved credit and collection procedures decreased the average receivable payment period.

     Net Loss

     The Company incurred net losses of $291,000, $462,000 and $1,616,000 in 1996, 1995 and 1994, respectively. The 37 percent reduction in the net loss for 1996 as compared to 1995 was substantially the result of reduced spending plans implemented to accommodate the transitional reduction of revenue associated with the 1996 publishing plan targeting the professional new media marketplace. The $1,320,000 in reduced expenditures across all departments more than offset the $1,136,000 decrease in revenue enabling the net loss to be reduced by $171,000, or 37 percent. The 71 percent decrease in net loss in 1995 as compared to 1994 was primarily the result of increased revenues combined with strong expense controls.

------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

     Income Taxes

     At December 31, 1996, the Company had net operating loss carry forwards for federal income tax purposes of approximately $10,613,000. Net operating loss carry forwards can be used to offset federal taxable income during a 15-year period from the date of loss, which may be utilized to reduce future taxable income through 2003, subject to certain limitations. One such limitation is imposed under Section 382 of the Internal Revenue Code of 1986, as amended. Upon a change in control, as defined therein, the Company can utilize only a portion of its tax loss carry forwards to reduce taxable income in any year. Such a change of control occurred in connection with the Company's initial public offering in 1993. As a result of the ownership changes, the potential benefits from utilization of the tax carry forwards related to the period from inception through the date of its initial public offering, totaling approximately $5,600,000, will be limited to an annual usage of approximately $700,000. The exact limitation may change. Other conditions may also occur in the future which would cause the Company to lose, or further limit the use by the Company of some or all of these net operating loss carry forwards.

Liquidity and Capital Resources

     The Company financed its operations and capital requirements through the date of its initial public offering in March 1993, principally through private sales of debt and equity securities and cash generated from operations. Since inception, the Company has raised approximately $5,413,000 through the issuance of Preferred Stock, including $209,000 Series F Preferred Stock (net of issuance costs) sold in March 1996 to its largest shareholder, MK Global Ventures in association with its MK GVD Fund. In its initial public offering in March 1993 (including the subsequent exercise in April 1993 of the underwriter's option to purchase an additional 210,000 shares of Common Stock), the Company received proceeds of approximately $6,350,000, net of underwriting discounts, commissions and issuance costs. Proceeds from the offering were used to repay bridge loans totaling $1,500,000, plus interest and loans from a shareholder totaling approximately $562,000. The remaining net proceeds from the Company's initial public offering were added to working capital to be used for financing operations.

     At December 31, 1996, the Company had approximately $442,000 in net working capital, and its principal source of liquidity consisted of approximately $107,000 in cash, a $1,000,000 line of credit limited to 70 percent of qualified accounts receivable, and an agreement with MK Global Ventures to purchase up to $250,000 of the Company's Series G Preferred Stock at the Company's request. Other than operating results, two additional factors impacted the change in net cash position at the end of fiscal 1996 as compared to fiscal 1995. First, in the fourth fiscal quarter of 1996, the Company spent approximately $450,000 in circulation development as part of the 1996 publishing plan for more stringent qualification criteria. Second, two of the four issues published in the fourth quarter of 1996 were mailed in December 1996 as compared to one of the four issues published in the fourth quarter of 1995. With net thirty payment terms, a higher percentage of the fourth quarter of 1996 receivables were received in the following year as compared to the fourth quarter of 1995. At December 31, 1996, there was $335,000 outstanding under the line of credit. As a result of the conditions of the line of credit and the financial results of the 1996 fourth fiscal quarter, the Company had unused borrowing capacity of $422,000. Partial usage of unused borrowing capacity could be restricted by financial operating covenants. The bank extending the line of credit waived the covenant requiring the Company to maintain a certain maximum ratio of total liabilities to tangible net worth as of December 31, 1996 so that the Company's actual ratio of total liabilities to tangible net worth did not violate such covenant. In March 1997, the $1,000,000 line of credit secured by 70 percent of qualified accounts receivable was renewed with similar terms, conditions and covenants for a period through March 1998.


------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

     The Company signed an agreement in July 1996 with its largest shareholder, MK Global Ventures in association with its MK GVD Fund, to invest in additional capital of the Company to finance operations. Under the Series G Preferred Stock Purchase Agreement, MK GVD Fund agreed to invest up to $250,000 on or before December 31, 1996 (subsequently extended to June 30, 1997 in exchange for a warrant to purchase 1,724 shares of the Company's Common Stock). The price per share of this Series G Preferred Stock, which the Company has not registered under the Securities Act of 1933, as amended, was 85% of the fair market value of the Company's common stock based on the average of the closing bid price per share for the ten trading days ending five business days before the closing of the investment. The Company had not drawn on this capital commitment as of March 4, 1997.

     The Company expects that it will continue to require significant amounts of cash to finance future operations.* The Company has not made or committed to make significant capital expenditures, but may make such expenditures in the future.* The Company believes that the existing cash balances, together with cash generated from operations and borrowings available under its line of credit, will be sufficient to meet its cash requirements for at least 12 months.* There can be no assurance that the Company's anticipation of its cash requirements for the next 12 months will be correct. Thereafter, the Company anticipates that it may need to raise additional working capital, primarily through sales of debt or equity securities.* In addition, the Company may seek to raise additional working capital prior to the end of 1997 if it can raise such capital on acceptable terms.* The terms of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and outstanding warrants grant the holders thereof certain preferential rights including conversion and/or registration rights which may have a dilutive effect on existing shareholders and may therefore limit the availability of financing, particularly equity financing. The Company has no commitments for any such financing and there can be no assurance that any such debt or equity financing will be available on terms acceptable to the Company or at all. The Company's ability to borrow under the line of credit is subject to compliance with certain financial covenants, including, but not limited to, quarterly profitability beginning with the third fiscal quarter of 1997 and maintaining a minimum $1,000,000 tangible net worth. There can be no assurance that the Company will be successful in complying with these financial covenants. The Company's failure to comply with the financial covenants could preclude it from utilizing the line of credit which would have a material adverse effect on the Company's liquidity and financial condition. In addition, the Company's inability to raise capital, if required, could have a material adverse effect on the Company's business and results of operations.

------------------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Factors Affecting Operating Results and Market Price of Stock

     This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those anticipated in these forward-looking statements as a result of the factors set forth below and in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of there date hereof.

     Limited Operating History; History of Losses and Accumulated Deficits

     The Company has a limited operating history and is subject to all the risks and difficulties experienced by any new business. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business and a continually evolving industry characterized by intense competition. The Company incurred total net losses of $10,518,000 from inception to December 31, 1996, including net losses of $291,000 for the year ended December 31, 1996. The Company expects to incur losses for at least the first quarter of 1997 as it continues to promote and expand its current publications and develop and launch new products.* There can be no assurance that during 1997 or thereafter the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia, maintain the circulation base of NewMedia, control its costs and successfully implement its marketing and product strategy.* There can be no assurance that the Company will be successful in any of these efforts.

     New Publishing Strategy; Sales and Marketing Strategy

     The key elements of the Company's publishing strategy are to focus on the professional market for new media technology, to publish at a frequency of 16 times per year, to maintain the stringent minimum qualification criteria that potential subscribers were required to meet in 1996 in order to qualify for a subscription, and to maintain the guaranteed circulation base of 215,000 qualified NewMedia readers.* There can be no assurance that the Company's publishing strategy will result in increased revenues or in profitability. Certain components of production, circulation and editorial expenses associated with this publishing strategy will increase.* The Company has been undergoing an advertising category transition since the second half of 1995 away from the consumer market toward the above mentioned professional market for new media technology. To replace these consumer market advertisers and to grow advertising revenues, the Company needs to sell advertisements oriented to the professional market for new media technology. There can be no assurance that the Company will be able to sell a sufficient number of advertisements to the professional market to make its strategy successful. Until the circulation direct mail (and associated) campaigns for qualified readers using the qualification criteria is completed, there can be no assurance that the estimated purchasing power of new media products and services will be maintained with a reasonable level of circulation expenditures. As a result, the Company does not expect growth in advertising revenues until at least the second quarter of 1997, if at all.*

------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

     Highly Competitive Market

     Revenues from NewMedia are derived primarily from the sale of advertising in the magazine and will continue to be derived primarily from such sales in the foreseeable future.* The technology publishing industry is highly competitive. Many of the Company's competitors have substantially greater financial, sales and marketing resources than the Company. Although the market for new media products is an evolving market, the Company competes for advertising revenue with numerous magazines and newspapers, including personal computer magazines. There can be no assurance that the Company will not experience increased competition from new or existing technology periodicals or other media, such as the Internet. Such increased competition, if experienced, would have a material adverse impact on the Company's ability to increase its advertising revenues.

     Growth of New Media Market

     NewMedia is targeted toward professionals users of new media products and services in connection with computers. The computer industry has historically been characterized by business cycles. To the extent that the computer industry or professional new media market experiences a significant downturn, the Company would expect a similar downturn in its business. The professional market for new media products and services is in the early stages of development, and predictions as to its size and the factors which will affect it are inconclusive. To the extent that the professional new media market does not develop as quickly as the Company anticipates or that it experiences a significant downturn following growth, the Company's ability to generate revenue or profits may be adversely affected. Furthermore, even if the professional new media market does develop as anticipated, there can be no assurance that the demand for NewMedia will also increase.

     Dependence on Key Personnel

     The Company's success depends to a large extent upon the efforts and abilities of key managerial employees, including without limitation, Richard Landry, Todd Hagen and Dan Ruby, the Chief Executive Officer, Chief Financial Officer and Vice President, Editorial, respectively, of the Company. The loss of certain of these key managers could have a material adverse effect on the Company. The Company has not entered into employment agreements with its executive officers and carries no key man insurance on their lives. The success of the Company's business will also depend upon its ability to continue to attract and retain qualified employees. There can be no assurance that the Company will be successful in attracting or retaining such personnel.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the financial statements and supplementary financial information attached hereto.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

                                    PART III

     Certain information required by Part III is omitted from this Form 10-K in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") for its Annual Meeting of Shareholders to be held May 22, 1997.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

           Name              Age            Position with the Company
     ---------------------  ----  ----------------------------------------------
     Richard Landry          40   Chairman of the Board of Directors, President,
                                  Chief Executive Officer, Publisher,
                                     and Director
     Todd Hagen              37   Vice President, Finance and Administration,
                                     Chief Financial Officer, and Secretary
     Dan Ruby                44   Vice President, Editorial
     Patrick Ferrell         40   Director
     John Griffin (2)        48   Director
     Michael Kaufman(1)(2)   55   Director
     Greg Lahann(1)          38   Director
--------------------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

     All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected. There is no family relationship between any director or executive officer of the Company.

     Richard Landry joined the Company in January 1992 as its President and Publisher; he also became a director of the Company at that time. In July 1992, Mr. Landry became Chief Executive Officer of the Company. In February 1997, Mr. Landry also became Chairman of the Board of Directors. From 1988 to 1991, Mr. Landry was Editor-in-Chief and Associate Publisher of PC World, a publication of PCW Communications, Inc. From 1986 to 1988, Mr. Landry was Managing Editor and Editor of PC World.

     Todd Hagen joined the Company in July 1995 as its Vice President, Finance and Administration, and Chief Financial Officer. In February 1997, Mr. Hagen also became Secretary. Previous to this position, Mr. Hagen was Vice President of Finance and Chief Financial Officer at Coactive Computing Corporation, a computer networking company, and Resumix, Inc., a human resources software company.

     Dan Ruby joined the Company in January 1997 as its Vice President, Editorial. Previous to this position, Mr. Ruby was Director of Online Publishing for CMP Publications and Editor-in-Chief and Associate Publisher at Active Media, Inc., a division of International Data Group. Previous positions included Editor-in-Chief of NeXTWorld, Editor of InfoWorld, Editor of MacWeek, Executive Editor of PC Week, and Associate Editor of Popular Science.

     John Griffin became a director of the Company in April 1994. Since September 1990, he has been the President of the Magazine Division of Rodale Press, Inc., Emmaus, Pennsylvania, a publisher of consumer magazines in the areas of health, fitness, gardening and crafts, including Prevention, Runner's World and American Woodworker. Mr. Griffin has also been a director of Rodale Press since October 1990. From January 1988 until April 1990, Mr. Griffin was Chairman of the Board of Directors, President and Publisher of PC World.

     Michael Kaufman became a director of the Company in July 1991. Since October 1987, he has been the General Partner of MK Global Ventures, Palo Alto, California, a venture capital firm specializing in early-stage and start-up financing of high technology companies. From August 1981 until October 1987, Mr. Kaufman was a general partner of Oak Investment Partners, a venture capital firm. Prior to August 1981, Mr. Kaufman was President and Chief Operating Officer of Centronics Data Corporation, a manufacturer of computer peripherals. Mr. Kaufman serves on the board of directors of Davox Corp., a telecommunications company, Document Technologies, Inc., a computer software and systems company, Document Imaging Systems Corporation, a manufacturer of computer mass storage systems, Asante Technologies, Inc., a networking products company, and Proxim, Inc., a wireless communications company.

     Greg Lahann became a director of the Company in August 1990. From October 1987 through December 1993, he was the Chief Financial Officer of MK Global Ventures, and since January 1990, he has been a General Partner of MK Global Ventures II. From 1981 to 1987, Mr. Lahann was employed by Price Waterhouse LLP, in various positions, the last of which was as manager in the Audit Department. Mr. Lahann is a Certified Public Accountant.

     Patrick Ferrell became a director of the Company in February 1997. Mr. Ferrell is currently a business strategy consultant and is the CEO/President of Infotainment World, Inc., a diversified subsidiary of IDG Communications. Mr. Ferrell was also the founder of GamePro magazine, the leading consumer publication serving the interactive entertainment market.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation and Other Matters."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Record Date and Principal Share Ownership."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation and Other Matters."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

    (a)  1.   Financial Statements

         The following financial statements of HyperMedia Communications, Inc. are filed as part of this report on Form 10-K:

                                   Page Number
                                                                 -----------

              Report of Independent Accountants.......................... 24

              Balance Sheets--December 31, 1995 and 1996................. 25

              Statements of Operations--Years ended
              December 31, 1994, 1995 and 1996........................... 26

              Statements of Shareholders' Equity (Deficit)--
              Years ended December 31, 1994, 1995 and 1996............... 27

              Statements of Cash Flows--Years ended
              December 31, 1994, 1995 and 1996........................... 28

              Notes to Financial Statements.............................. 29

         2.   Financial Statement Schedules

         The Company is not filing any Financial Statement Schedules because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

         3.   Exhibits

              Exhibit
              Number    Description
              -------   -----------

              3.1(1)    Articles of Incorporation of the Registrant, as amended.

              3.2(4) Certificate of Determination of Preferences of Series F Preferred Stock of the Registrant.

              3.3(1)    Bylaws of the Registrant.

              4.1(1)    Specimen Common Stock Certificate.

              4.2(1) Common Stock Warrant, dated December 18, 1989, issued by the Registrant to MK Global Ventures.

              4.5(1) Common Stock Warrant, dated March 16, 1993, issued by the Registrant to David Bunnell.

              4.6(1) Common Stock Warrant, dated March 16, 1993, issued by the Registrant to Dr. Eugene Duh.

              4.7(1)    Form  of   Subscription   Agreement   entered   into  in
                        connection with the Bridge Financing.

              4.8(1)    Form  of  Common  Stock  Warrant   issued  to  investors
                        pursuant to the Bridge Financing.

              4.9(2) Representative's Warrant, dated March 9, 1993, issued by the Registrant to Barington Capital Group, L.P.

              4.10(1) Modification Agreement, dated October 30, 1990, between the Registrant, MK Global Ventures, MK Global Ventures II and Edward Alpern, as amended by First Amendment to Modification Agreement and Written Consent, dated September 15, 1992, Second Amendment to Modification Agreement, dated October 15, 1992 and Third Amendment to Modification Agreement and Written Consent, dated December 1, 1992.

              4.11(1) Co-Sale Agreement, dated April 18, 1990, between the Company, MK Global Ventures, MK Global Ventures II, Davison Associates, Edward Alpern, Louis Casabianca and Harry Miller.

              4.12(3) 1991 Stock Plan and forms of agreements thereunder, as amended.

              4.13(3)   1993   Director   Option  Plan  and  form  of  agreement
                        thereunder, as amended.

              4.14 Common Stock Warrant, dated February 9, 1994 and as amended March 19, 1997, issued by the Registrant to Imperial Bank.

              4.15(3) Common Stock Warrant, dated September 14, 1994, issued by the Registrant to MK Global Ventures II.

              4.16(4) Series F Preferred Stock Purchase Agreement, dated March 12, 1996, between the Registrant and MK GVD Fund.

              4.17 Common Stock Warrant, dated November 26, 1996, issued by the Registrant to MK GVD Fund.

              10.1(1) Form of Indemnification Agreement for directors and officers.

              10.2(1) $5,000.07 Subordinated Promissory Note, dated April 18, 1990, issued by the Registrant to Edward Alpern.

              10.3(1) $5,000.07 Subordinated Promissory Note, dated October 22, 1991, issued by the Registrant to Amerinda Alpern.

              10.4 Lease Agreement, dated February 21, 1991 and as amended February 20, 1997, between the Registrant and Spieker Partners.

              10.5(2) Amendment #1 to Lease Agreement, dated June 11, 1993, between the Registrant and Spieker - Singleton #68 Limited.

              10.6(2)   Consulting Agreement with Barington Capital Group, L.P.

              10.7(1)   Shareholder's Voting Agreement.

              10.8 Security and Loan Agreement, dated March 19, 1997, between the Registrant and Imperial Bank.

              11.1      Computation of net loss per share.

              23.1      Consent of Independent Accountants.

              24.1      Power of Attorney (see page 37).

---------------------
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1, as amended (No. 33-60548),declared effective on March 9, 1993.
(2) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 25, 1994.
(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 29, 1995.
(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 29, 1996.



         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1996.

         (c)      Exhibits -- See Item 14(a)3 above.

         (d)      Financial Statement Schedules -- See Item 14(a)2 above.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of HyperMedia Communications, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of HyperMedia Communications, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

San Jose, California
February 7, 1997, except for Note 5,
   which is as of March 19, 1997

Hypermedia Communications, Inc.
Balance Sheets
=======================================================================================



                                                                      December 31,
                                                                  1996             1995
                                 Assets
Current assets:
   Cash                                                      $   107,000    $   275,000
   Accounts receivable, net of allowance for doubtful
     accounts of $180,000 and $338,000                         1,294,000        925,000
   Prepaid expenses and other current assets                     557,000        358,000
                                                             -----------    -----------
       Total current assets                                    1,958,000      1,558,000

Property and equipment, net                                      622,000        668,000
Intangible assets                                                  4,000         21,000
                                                             -----------    -----------
                                                             $ 2,584,000    $ 2,247,000
                                                             ===========    ===========


            Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                          $   822,000    $   691,000
   Accrued liabilities                                           326,000        284,000
   Deferred revenue                                               33,000        187,000
   Note payable                                                  335,000              -
                                                             -----------    -----------
       Total current liabilities                               1,516,000      1,162,000
                                                             -----------    -----------

Commitments (Note 11)

Shareholders' equity:
   Convertible  Preferred Stock, $.001 par value;
     10,064,516 shares authorized; $1,250,000 and
     $1,000,000 aggregate liquidation amounts; 8,146,766
     and 8,064,516 shares outstanding                          1,209,000      1,000,000
   Common Stock, $0.001 par value; 50,000,000 shares
     authorized; 3,019,004 and 3,011,433 shares
     outstanding                                              10,377,000     10,375,000
   Shareholder note receivable                                         -        (63,000)
   Accumulated deficit                                       (10,518,000)   (10,227,000)
                                                             -----------    -----------
       Total shareholders' equity                              1,068,000      1,085,000
                                                             -----------    -----------
                                                             $ 2,584,000    $ 2,247,000
                                                             ===========    ===========

Hypermedia Communications, Inc.
Statements of Operations
================================================================================

                                                  Year ended December 31,
                                          1996           1995           1994

Revenues:                              $8,618,000    $ 9,754,000    $ 9,284,000
                                       ----------    -----------    -----------

Expenses:
   Editorial                            1,228,000      1,309,000      1,386,000
   Production                           2,373,000      2,745,000      2,377,000
   Circulation                          2,072,000      2,275,000      2,414,000
   Sales and marketing                  2,269,000      2,522,000      2,922,000
   Product development                     29,000         36,000        103,000
   General and administrative             914,000      1,318,000      1,692,000
                                       ----------    -----------    -----------
     Total expenses                     8,885,000     10,205,000     10,894,000
                                       ----------    -----------    -----------

Loss from operations                     (267,000)      (451,000)    (1,610,000)
Interest and other expense, net           (24,000)       (11,000)        (6,000)
                                       ----------    -----------    -----------
Net loss                               $ (291,000)   $  (462,000)   $(1,616,000)
                                       ==========    ===========    ===========

Net loss per share:
   Net loss per share                  $    (0.10)   $     (0.15)   $     (0.54)
                                       ==========    ===========    ===========
   Weighted average common shares
     and equivalents                    3,019,004      3,153,786      3,010,730
                                       ==========    ===========    ===========

Hypermedia Communications, Inc.
Statements of Shareholders' Equity
====================================================================================================================================


                                                                  Convertible      Shareholder  Preferred                 Total
                                          Common Stock          Preferred Stock        Note       Stock   Accumulated  Shareholders'
                                        Shares       Amount    Shares      Amount  Receivable  Accretion    Deficit      Equity
                                      ---------  -----------  ---------  ----------  --------  --------   ------------  --------

Balance at December 31, 1993          3,010,050  $10,367,000          -  $        -  $(63,000) $(49,000)  $ (8,149,000) $ 2,106,000

Issuance of Common Stock for cash         1,383        8,000          -           -         -         -              -        8,000
Conversion of the Series E
   Mandatorily Redeemable
    Convertible Preferred Stock
     to Series E Convertible
      Preferred Stock                         -            -  8,064,516   1,000,000         -    49,000              -    1,049,000
Net loss for the period                       -            -          -           -         -         -     (1,616,000)  (1,616,000)
                                      ---------  -----------  ---------  ----------  --------  --------   ------------  -----------

Balance at December 31, 1994          3,011,433   10,375,000  8,064,516   1,000,000   (63,000)        -     (9,765,000)   1,547,000

Net loss for the period                       -            -          -           -         -         -       (462,000)    (462,000)
                                      ---------  -----------  ---------  ----------  --------  --------   ------------  -----------

Balance at December 31, 1995          3,011,433   10,375,000  8,064,516   1,000,000   (63,000)        -    (10,227,000)   1,085,000

Repayment of shareholder note
   receivable                                 -            -          -           -    63,000         -              -       63,000
Issuance of Common Stock for cash         7,571        2,000          -           -         -         -              -        2,000
Issuance of Series F Convertible
   PreferredStock for cash, net of
    issuance costs                            -            -     82,250     209,000         -         -              -      209,000
Net loss for the period                       -            -          -           -         -         -       (291,000)    (291,000)
                                      ---------  -----------  ---------  ----------  --------  --------   ------------  -----------

Balance at December 31, 1996          3,019,004  $10,377,000  8,146,766  $1,209,000  $      -  $      -   $(10,518,000) $ 1,068,000
                                      =========  ===========  =========  ==========  ========  ========   ============  ===========

Hypermedia Communications, Inc.
Statements of Cash Flows
================================================================================================

                                                                  Year ended December 31,
                                                              1996         1995           1994

Cash flows from operating activities:
   Net loss                                               $(291,000)   $(462,000)   $(1,616,000)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                      240,000      342,000        404,000
         Provision for doubtful accounts                    (90,000)     201,000        349,000
         Change in assets and liabilities:
           Accounts receivable                             (280,000)     540,000       (237,000)
           Prepaid expenses and other current assets       (199,000)     181,000       (271,000)
           Other assets                                           -       11,000              -
           Accounts payable                                 131,000     (268,000)       463,000
           Accrued liabilities                               42,000       79,000       (239,000)
           Deferred revenue                                (154,000)    (289,000)       225,000
                                                          ---------    ---------    -----------
Net cash provided by (used in) operating activities        (601,000)     335,000       (922,000)
                                                          ---------    ---------    -----------

Net cash used in investing activities for purchase of
   fixed assets                                            (176,000)    (162,000)      (396,000)
                                                          ---------    ---------    -----------

Cash flows from financing activities:
   Proceeds from line of credit                             335,000            -        100,000
   Repayment of line of credit                                    -     (100,000)             -
   Proceeds from issuance of common stock                     2,000            -          8,000
   Repayment of shareholder note receivable                  63,000            -              -
   Proceeds from issuance of Convertible
     Preferred Stock, net of issuance costs                 209,000            -              -
                                                          ---------    ---------    -----------

Net cash provided by (used in) financing activities         609,000     (100,000)       108,000
                                                          ---------    ---------    -----------

Net increase (decrease) in cash                            (168,000)      73,000     (1,210,000)

Cash at beginning of year                                   275,000      202,000      1,412,000
                                                          ---------    ---------    -----------

Cash at end of year                                       $ 107,000    $ 275,000    $   202,000
                                                          =========    =========    ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $  23,000    $  12,000    $    14,000
                                                          =========    =========    ===========

Note 1 - The Company and its Business:

      HyperMedia Communications, Inc. (the "Company"), incorporated in California in August 1989, publishes periodicals, including NewMedia ("NewMedia"), a magazine covering the field of emerging media technologies and the Internet. Hypermedia also publishes Hyperstand, a World Wide Web site, serving the information needs of developers of Internet web sites and new media projects and services. Substantially all of the Company's revenue to date has resulted from the sale of advertising in NewMedia.


Note 2 - Summary of Significant Accounting Policies:

Use of Estimates

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

Revenue Recognition and Deferred Revenue

      Deferred revenue represents cash received in advance for subscriptions and advertising. Deferred revenue is recognized as revenue upon the release of the related magazine.

Cash and Cash Equivalents and Short-Term Investments

      All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

      The Company accounts for its investment securities in accordance with the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1996 and 1995, the Company did not hold any investment securities.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from two to seven years.

Intangible Assets

      Intangible  assets,   consisting  of  purchased  subscription  lists,  are
amortized over 60 months.

Promotional Expenses

      Certain promotional expenses, consisting primarily of direct response campaigns to obtain subscribers to the Company's publications, are capitalized and amortized over the estimated useful life, generally one year.

Income Taxes

      The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or income tax returns.

Net Loss Per Common Share

      Net loss per common share is based upon the weighted average number of outstanding shares of Common Stock and dilutive Common Stock equivalent shares outstanding. Common Stock equivalent shares include Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method).

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon expected collectibility of accounts receivable. During the years ended December 31, 1996, 1995 and 1994, the Company wrote-off approximately $72,000, $205,000 and $222,000, respectively, of accounts receivable balances. The Company's magazine, "New Media," is only distributed in the United States. At December 31, 1996 and 1995, one customer accounted for 14% and 11%, respectively, of accounts receivable.

Stock Based Compensation

      The Company applies Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock-based compensation plans, as permitted by the Financial Accounting Standards Board's No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, entities to adopt that method of accounting for their employee stock compensation plans. The pro forma disclosures of the difference between compensation cost included in net loss and the related cost measured by the fair value method are presented in Note 8.


Note 3 - Capitalized Promotional Expenses

      Capitalized promotional expenses consist of direct response campaigns to obtain subscribers to the Company's publications. The capitalized costs of the campaigns are amortized over a twelve-month period which represents the period for which a recipient is entitled to receive the Company's publications.

      At December 31, 1996 and 1995, $471,000 and $157,000 of such promotional expenses are included in prepaid expenses and other assets. Related amortization for the years ended December 31, 1996 and 1995 was $409,000 and $446,000, respectively.

Note 4 - Short-Term Note Payable:

      In October and November 1992, the Company issued $1,500,000 of Senior Secured Convertible Promissory Notes (the "Bridge Notes"). The Company incurred $271,000 of costs related to the issuance of the Bridge Notes, which were deferred and were being amortized over the one year term of the Bridge Notes using the interest method. In 1993, the Bridge Notes were repaid with funds received from the initial public offering and accordingly, the costs related to issuance were charged to operations.

      Holders of the Bridge Notes received five year warrants to purchase a total of 281,255 shares of Common Stock at an exercise price of $3.44 per share. The Company may redeem the warrants, in whole but not in part, for $0.028 per warrant, if, subsequent to the initial public offering (March 9, 1993), the Company's Common Stock trades at least four times the exercise price of the warrants for a period of 30 consecutive trading days ending within 15 days of the notice of redemption, or if the Company effects a private placement of Common Stock aggregating at least $4,000,000 at a price per share equal to at least four times the exercise price of the warrants. The value of these warrants at the date of issuance was immaterial.


Note 5 - Bank Credit Facility:

      In March 1997, the Company renewed its credit agreement with a commercial bank. The agreement provides for borrowings of up to 70% of eligible accounts receivable not to exceed $1 million. The revolving credit facility is secured by the assets of the Company and requires the Company to maintain certain quarterly financial ratios and be subject to certain covenants and other usual and customary provisions. Partial usage of unused borrowing capacity could be restricted by financial operating covenants. Borrowings are subject to the lender's references rate of prime plus 2%, which at December 31, 1996 was 10.25%. The renewed credit facility expires in March 1998. In conjunction with the original credit agreement entered into in fiscal 1994, the Company issued warrants to purchase 6,897 shares of Common Stock. In conjunction with the amended agreement, the exercise price of these warrants was changed to $3.70 per share. The value of these warrants at the date of the amendment was immaterial. These warrants expire in February 1999. At December 31, 1996, $335,000 was outstanding under this agreement.


Note 6 - Convertible Preferred Stock and Common Stock:

      Upon the effectiveness of the Company's initial public offering in March 1993, all of the Company's Mandatorily Redeemable Convertible Preferred Stock, except 8,064,516 shares of Series D, was converted into 1,157,117 shares of Common Stock. The 8,064,516 shares of Series D were converted into 8,064,516 shares of Series E Mandatorily Redeemable Convertible Preferred Stock.

      In September 1994, the sole holder of the Company's outstanding Series E Mandatorily Redeemable Convertible Preferred Stock irrevocably waived its right to cause the Company to redeem these shares pursuant to the Company's Articles of Incorporation. In consideration for this waiver, the Company issued a warrant to the holder to purchase 15,985 shares of Common Stock of the Company at a price of $6.75 per share. This warrant expires in September 1999. The value of this warrant at the date of issuance was immaterial.

      As a result of the waiver, the Company classifies the Series E Mandatorily Redeemable Preferred Stock on its balance sheet as Series E Convertible Preferred Stock which is included in "Stockholders' Equity."

     The holders of Series E have a liquidation preference per share equal to $0.124 per share. Shares of Series E are redeemable for cash at the Company's option (at $0.124 per share) or convertible into such number of shares of Common Stock equal to the liquidation value of the Series E divided by $5.00 (200,000 shares of Common Stock at December 31, 1996). The shares of Series E may be converted into Common Stock, at the option of the holder, any time after December 31, 1999.

      In March 1996 the Board of Directors designated 175,000 of Preferred Stock as Series F. In June 1996, the Board of Directors designated an additional 175,000 shares of Preferred Stock as Series G. Shares of the Series F and Series G rank pari passu with respect to liquidation rights associated with the Series E Preferred Stock. The liquidation value is equal to the initial sales price per share plus all declared but unpaid dividends thereon. Each share of Series F and Series G may be converted into Common Stock at the option of the holder and automatically converts in to Common Stock if at least 67 percent of the authorized, issued and outstanding shares of the Series elect to convert to Common Stock. The Series F and Series G have voting rights equal to Common Stock on an as-if converted basis. In March 1996, the Company issued 82,250 shares of Series F stock at $3.04 per share.

                                                 As of December 31, 1996
                                            Authorized    Issued and Outstanding
                                           ------------   ----------------------
      Convertible Preferred Stock:
      Series E                                8,064,516         8,064,516
      Series F                                  175,000            82,250
      Series G                                  175,000                 -
      Undesignated                            1,650,000                 -
                                            -----------        ----------
                                             10,064,516         8,146,766
                                            ===========        ==========

      Dividends for all classes of Preferred Stock and Common Stock are noncumulative.


Note 7 - Warrants:

      The following warrants were outstanding at December 31, 1996:

      o A warrant, held by an officer and director of the Company, to purchase 181,133 shares of Common Stock at an exercise price of $0.28 per share. The warrant vests over a three-year period ending January 1996 contingent upon the officer's continued employment by the Company. At December 31, 1996, all shares were vested. The value of this warrant at the date of issuance was immaterial.

      o   Warrants issued in conjunction with the Bridge Notes (Note 4).

      o A warrant, expiring in 1997, to purchase 45,339 shares of Common Stock at an exercise price of $3.44 per share. The value of this warrant at the date of issuance was immaterial.

      o A warrant, held by the underwriter of the Company's initial public offering, to purchase 140,000 shares of Common Stock. This warrant is exercisable through March 1998 at an exercise price of $7.75 per share. The value of this warrant at the date of issuance was immaterial.

      o   Warrants issued in conjunction with the Bank Credit Facility (Note 5).

      o Warrants issued to the holder of the Series E Mandatorily Redeemable Preferred Stock in conjunction with the holder waiving its redemption rights (Note 6).

      o A warrant, issued in conjunction with the possible financing of Series G Preferred Stock, to purchase 1,724 shares of common stock at an exercise price of $2.25 per share. As of December 31, 1996 the Company had not issued any Series G Preferred Stock. The value of this warrant at the date of grant was immaterial.


Note 8 - Stock Compensation Plans:

Stock Option Plan

      In December 1991, the Company adopted the 1991 Stock Option Plan (the "Option Plan"). The Option Plan, which expires in 2001, provides for incentive as well as nonstatutory stock options and stock purchase rights. The Board of Directors may terminate the Option Plan at any time at its discretion.

      Options and stock purchase rights under the Option Plan are granted at market value and are subject to certain conditions more fully described in the Option Plan. Generally, these conditions require that the exercise price of options granted may not be below 85% to 110% of the fair value of the stock at the date of the grant, depending upon the type of the award and the number of shares of Common Stock held by the employee or consultant at the date of the award. Options and stock purchase rights to be issued under the Option Plan will expire over varying terms from five to ten years.

      Options generally vest over a 48-month period. Options are adjusted pro rata for any changes in the capitalization of the Company, such as stock splits and stock dividends. In addition, the outstanding options issued under the Option Plan will terminate within a period set by the Board of Directors after termination of employment.

      During 1995, the Company increased the number of shares of common stock reserved for issuance under the 1991 Stock Option Plan from 500,000 to 700,000 shares. At December 31, 1996, 260,661 options were exercisable.

      In April 1994, the Company adopted the 1993 Director Stock Option Plan. The option plan provides for the automatic, nondiscretionary grant of nonstatutory stock options to the Company's nonemployee directors. The terms of the plan are substantially similar to those for nonstatutory options granted under the Company's employee stock option plan. The automatic grant applies to each nonemployee director upon the initial appointment to the board, and annually upon re-election of each nonemployee director by the shareholders. Initial grants were for 25,000 shares and annual grants shall be for 5,000 shares. The shares will vest over four years. During 1995, the Company increased the number of shares of common stock reserved for issuance under this plan from 100,000 to 150,000 shares. At December 31, 1996, 120,000 shares were issued, of which 46,250 were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1994, 1995 and 1996, respectively: dividend yield of 0.0%, expected volatility of 70.0% and expected lives of five years for all years and risk free rates of 6.0%, 6.3% and 6.4%.

      Activity under both the 1991 Stock Option Plan and the 1993 Director Stock
Option Plan is as follows:

                                                  1994                     1995                    1996
                                        ------------------------ ---------------------  -----------------------
                                                       Weighted-             Weighted-               Weighted-
                                                       Average               Average                 Average
                                                       Exercise              Exercise                Exercise
                                          Shares        Price     Shares      Price       Shares      Price
                                          -------      ------     ------      -----      -------      -------
     Outstanding at beginning of year     241,065      $2.12      393,565     $4.01      442,565       $4.43

     Granted                              161,500       6.95       99,000      4.46      165,000        2.60
     Exercised                             (1,361)      5.88            -         -       (7,571)       0.28
     Canceled                              (7,639)      6.17      (50,000)     5.51      (45,450)       5.74
                                          -------                 -------                -------

     Outstanding at end of year           393,565       4.01      442,565      4.43      554,544        3.83
                                          =======                 =======                =======

     Options exercisable at year end      173,904                 278,434                306,911
                                          =======                 =======                =======

     Weighted-average fair value of
       options granted during the year                 $4.05                  $2.86                    $1.66
                                                     =======                =======                  =======

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                           Options Outstanding                         Options Exercisable
                              ----------------------------------------------       -------------------------
                                                 Weighted-         Weighted-                       Weighted-
                                Number            Average           Average          Number         Average
     Range of                 Outstanding        Remaining         Exercise        Exercisable     Exercise
     Exercise Prices          at 12/31/96     Contractual Life       Price         at 12/31/96       Price
                              -----------     ----------------      ------         -----------       -----
     $0.28                        64,089         5.0 years          $0.28              64,089        $0.28
     $2.38 - $4.63               286,099         8.5                 2.87              95,015         2.88
     $5.00 - $8.50               204,356         7.5                 6.28             147,807         6.18
                                --------                                              -------

                                 554,544         7.7                 3.83             306,911         3.93
                                ========                                              =======

During the years ended December 31, 1996 and 1995, respectively, no compensation costs were recognized in connection with option grants. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net loss would have been as follows:

                                                      Year ended December 31,
                                                       1996            1995
      Net loss:
          As reported                               $  (291,000)   $  (462,000)
          Pro forma                                 $  (368,000)   $  (489,000)

      Net loss per share:
          As reported                               $    (0.10)    $    (0.15)
          Pro forma                                 $    (0.12)    $    (0.16)

      The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for both periods; risk-free interest rates of 6.0% to 6.7% and 6.2% to 6.4% for options granted during the years ended December 31, 1996 and 1995, respectively; and a weighted average expected option term and volatility of five years and 70.0%, respectively, for both periods.

      Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

1996 Employee Stock Purchase Plan

      During 1996, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible company employees to contribute up to 15% of their base compensation to purchase Common Stock of the Company at 85% of fair market value and still subject to approval by the Board of Directors. The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Purchase Plan shall be 150,000 shares, subject to changes in the Company's capitalization. As of December 31, 1996, no shares were issued under the Purchase Plan.


Note 9 - Details of Balance Sheet Components:

      Property and equipment consisted of the following:

                                  December 31,
                                    1996 1995

       Equipment                                        $1,092,000   $  938,000
       Furniture and fixtures                              270,000      267,000
                                                        ----------   ----------
                                                         1,362,000    1,205,000
       Less: accumulated depreciation and amortization    (740,000)    (537,000)
                                                        ----------   ----------
                                                        $  622,000   $  668,000
                                                        ==========   ==========

      Intangible assets at December 31, 1996 and 1995 consisted of purchased subscription lists, net of accumulated amortization of $4,000 and $38,000, respectively.


Note 10 - Income Taxes:

      No provision for federal and state income taxes has been recorded as the Company incurred net operating losses through December 31, 1996. At December 31, 1996 the Company had net operating loss carryforwards of approximately $10,500,000 for federal income tax purposes which may be utilized to reduce future taxable income through 2011, subject to certain limitations. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period. As a result of prior financings which resulted in such an ownership change in April 1990, approximately $500,000 of the Company's net operating loss carryforwards are limited to usage of approximately $50,000 per year.

      Further, the initial public offering in March 1993 triggered another ownership change of greater than 50% and the potential benefits from utilization of tax carryforwards generated from April 1990 through the date of the offering, totaling approximately $5,600,000 will be impaired. The approximate annual limitation on the utilization of those carryforwards is $700,000 provided that this amount is reduced to the extent that the net operating carryforwards generated through April 1990 are utilized.

     Deferred tax assets (liabilities) are comprised of the following:

                                  December 31,
                                    1996 1995

     Net operating loss carryforwards                $ 4,000,000    $ 3,691,000
     Accounts receivable reserves                         70,000        215,000
     Other                                                40,000         32,000
                                                     -----------    -----------

     Gross deferred tax assets                         4,110,000      3,938,000
                                                     -----------    -----------
     Gross deferred tax liabilities                     (190,000)       (68,000)
                                                     -----------    -----------
     Deferred tax asset valuation allowance           (3,920,000)    (3,870,000)
                                                     -----------    -----------
     Total net deferred tax asset                    $         -    $         -
                                                     ===========    ===========

    The deferred tax asset valuation allowance is required because of the uncertainty regarding the realizability of the deferred tax assets.


Note 11 - Commitments:

    The Company leases office space under a noncancelable operating lease which expires in April 1997. In February 1997, the Company renewed its noncancelable operating lease. Future minimum lease payments under noncancelable operating leases, including the February 1997 renewal are as follows:

    Year ended December 31,

       1997                                              $ 231,000
       1998                                                277,000
       1999                                                286,000
       2000                                                 96,000
       Thereafter                                                -
                                                         ---------
                                                         $ 890,000
                                                         =========

    Total rental expense under operating leases was $174,000, $173,000 and $168,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HYPERMEDIA COMMUNICATIONS, INC.


Dated:  March 24, 1997              By:  \s\ Todd Hagen
                                       -----------------------------------------
                                    Todd Hagen, Vice President of
                                    Finance and Administration,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Landry and Todd Hagen, or either of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

======================    =================================================  ================
       Signature                                 Title                             Date
----------------------    -------------------------------------------------  ----------------

  \s\ Richard Landry      Chairman of the Board of Directors, President       March 24, 1997
----------------------    Chief Executive Officer, Publisher and
  Richard Landry          Director (Principal Executive Officer)

  \s\ Todd Hagen          Vice President of Finance and Administration and    March 24, 1997
----------------------    Chief Financial Officer (Principal Financial and
  Todd Hagen              Accounting Officer)

  \s\ John Griffin        Director                                            March 24, 1997
----------------------
  John Griffin

  \s\ Patrick Ferrell     Director                                            March 24, 1997
----------------------
  Patrick Ferrell

  \s\ Michael Kaufman     Director                                            March 24, 1996
----------------------
  Michael Kaufman

  \s\ Greg Lahann         Director                                            March 24, 1996
----------------------
  Greg Lahann


                                INDEX TO EXHIBITS
    Exhibit     Description                                                                           Sequentially
     Number                                                                                           Numbered Page
   3.1(1)       Articles of Incorporation of the Registrant.
   3.2(4)       Certificate of Determination of Preferences of Series of F Preferred Stock of the
                Registrant.
   3.3(1)       Bylaws of the Registrant.
   4.1(1)       Specimen Common Stock Certificate.
   4.2(1)       Common Stock  Warrant,  dated  December 18, 1989,  issued by the
                Registrant to MK Global Ventures.
   4.5(1)       Common Stock Warrant, dated March 16, 1993, issued by the Registrant to David
                Bunnell.
   4.6(1)       Common Stock Warrant, dated March 16, 1993, issued by the Registrant to Dr. Eugene
                Duh.
   4.7(1)       Form of Subscription Agreement entered into in connection with the Bridge Financing.
   4.8(1)       Form of Common Stock Warrant issued to investors pursuant to the Bridge Financing.
   4.9(2)       Representative's Warrant, dated March 9, 1993, issued by the Registrant to
                Barington Capital Group, L.P.
   4.10(1)      Modification  Agreement,  dated  October 30,  1990,  between the
                Registrant, MK Global Ventures, MK Global Ventures II and Edward
                Alpern, as amended by First Amendment to Modification  Agreement and Written Consent,  dated September 15, 1992, Second Amendment to  Modification  Agreement,  dated  October  15, 1992 and Third
                Amendment to Modification  Agreement and Written Consent,  dated
                December 1, 1992.
   4.11(1)      Co-Sale Agreement, dated April 18, 1990, between the Registrant, MK Global
                Ventures, MK Global Ventures II, Davison Associates, Edward Alpern, Louis
                Casabianca and Harry Miller.
   4.12(3)      1991 Stock Plan and forms of agreements thereunder, as amended.
   4.13(3)      1993 Director Option Plan and form of agreement thereunder, as amended.
   4.14         Common Stock Warrant, dated February 9, 1994 and as amended March 19, 1997, issued by the Registrant to Imperial Bank.
   4.15(3)      Common Stock Warrant,  dated  September 14, 1994,  issued by the
                Company to MK Global Ventures II.
   4.16(4)      Series F Preferred  Stock  Purchase  Agreement,  dated March 12,
                1996, between the Registrant and MK GVD Fund.
   4.17         Common Stock Warrant, dated November 26, 1996 issued by the Reigistrant to MK GVD
                Fund.
   10.1(1)      Form of Indemnification Agreement for directors and officers.
   10.2(1)      $5,000.07 Subordinated Promissory Note, dated April 18, 1990, issued by the
                Registrant to Edward Alpern.
   10.3(1)      $5,000.07 Subordinated Promissory Note, dated October 22, 1991, issued by the
                Registrant to Amerinda Alpern.
   10.4         Lease Agreement, dated February 21, 1991 and as amended February
                20, 1997, between the Registrant and Spieker Partners.
   10.5(2)      Amendment #1 to Lease  Agreement,  dated June 11, 1993,  between the Registrant and Spieker - Singleton #68 Limited.
   10.6(2)      Consulting Agreement with Barington Capital Group, L.P.
   10.7(1)      Shareholder's Voting Agreement.
   10.8         Security and Loan Agreement, dated March 19, 1997, between the Registrant and
                Imperial Bank.
   11.1         Computation of net loss per share.
   23.1         Consent of Independent Accountant
   24.1         Power of Attorney (see page 37).




---------------------
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1, as amended (No. 33-60548), declared effective on March 9, 1993.
(2) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K filed March 25, 1994.
(3) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K filed March 29, 1995.
(4) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K filed March 29, 1996.

