Form 10-Q
period 1997-03-31
HYPERMEDIA COMMUNICATIONS INC
filed 1997-05-13
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

As of May 5, 1997, 3,200,137 shares of the Registrant's common stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        HYPERMEDIA COMMUNICATIONS, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                       March 31,    December 31,
                                                         1997           1996
                                                     -----------  -------------
ASSETS
Current assets:
  Cash                                                $   81,000  $     107,000
  Accounts receivable, net of allowance for
      doubtful accounts of $113,000 and $180,000       1,385,000      1,294,000
  Prepaid expenses and other assets                      499,000        557,000
                                                     -----------  -------------
      Total current assets                             1,965,000      1,958,000

Property and equipment, net                              579,000        622,000
Intangibles and other assets                               2,000          4,000
                                                     -----------  -------------
                                                      $2,546,000  $   2,584,000
                                                     ===========  =============
Current liabilities:
  Accounts payable                                    $  795,000  $     822,000
  Accrued liabilities                                    355,000        326,000
  Deferred revenue                                        35,000         33,000
  Note payable                                           340,000        335,000
                                                     -----------  -------------
      Total current liabilities                        1,525,000      1,516,000
                                                     -----------  -------------
Shareholders' equity:
  Convertible Preferred Stock, $.001 par value;
     10,064,516 shares authorized;
     8,146,766 shares issued and outstanding           1,209,000      1,209,000

  Common Stock, $.001 par value;
     50,000,000 shares authorized;
     3,200,137 and 3,019,004 shares                   10,427,000     10,377,000
     issued and outstanding
  Accumulated deficit                                (10,615,000)   (10,518,000)
                                                     -----------  -------------
      Total shareholders' equity                       1,021,000      1,068,000
                                                     -----------  -------------
                                                     $ 2,546,000  $   2,584,000
                                                     ===========  =============

      See the accompanying notes to these condensed financial statements.

                        HYPERMEDIA COMMUNICATIONS, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                              Three months ended March 31,
                                              ----------------------------
                                                 1997               1996
                                              ----------        ----------

Revenues                                      $1,915,000        $2,175,000

Expenses:
  Editorial                                      291,000           344,000
  Production                                     476,000           780,000
  Circulation                                    564,000           532,000
  Sales and marketing                            420,000           493,000
  Product development                              9,000             7,000
  General and administrative                     243,000           229,000
                                              ----------        ----------
      Total expenses                           2,003,000         2,385,000
                                              ----------        ----------

Loss from operations                             (88,000)         (210,000)

Interest and other expense, net                   10,000             4,000
                                              ----------        ----------
Net loss                                      $  (98,000)       $ (214,000)
                                              ==========        ==========

Net loss per common share (Note 2)            $    (0.03)       $    (0.07)
                                              ==========        ==========

Weighted average common shares                 3,109,570         3,019,004
                                              ==========        ==========

      See the accompanying notes to these condensed financial statements.

                        HYPERMEDIA COMMUNICATIONS, INC.
                            STATEMENT OF CASH FLOWS
                          Increase (Decrease) in Cash
                                  (UNAUDITED)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                          1996           1996
                                                      ---------      ---------

Cash flow from operating activities:
 Net loss                                             $ (98,000)     $(214,000)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                          59,000         64,000
  Allowance for doubtful accounts                        21,000        (50,000)
  Change in assets and liabilities:
   Accounts receivable                                 (111,000)      (213,000)
   Prepaid expenses and other assets                     57,000       (210,000)
   Accounts payable                                     (27,000)       235,000
   Accrued liabilities                                   29,000         66,000
   Deferred revenue                                       3,000        203,000
                                                      ---------      ---------
Net cash used in operating activities                   (67,000)      (119,000)
                                                      ---------      ---------
Net cash used in investing activities for:
 Purchase of fixed assets                               (14,000)       (36,000)
Cash flows from financing activities:
 Proceeds from issuance of preferred stock                    0        211,000
 Proceeds from issuance of common stock                  50,000          2,000
 Repayment of shareholder note receivable                  --           21,000
 Proceeds from note payable                               5,000           --
                                                      ---------      ---------
Net cash provided by financing activities                55,000        234,000
                                                      ---------      ---------
Net increase (decrease) in cash                         (26,000)        79,000

Cash at beginning of period                             107,000        275,000
                                                      ---------      ---------
Cash at end of period                                 $  81,000      $ 354,000
                                                      =========      =========
Supplemental disclosure of cash
 flow information:
 Cash paid during the period for interest             $  10,000      $   4,000
                                                      =========      =========

      See the accompanying notes to these condensed financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial statements of HyperMedia Communications, Inc. (the "Company") as of March 31, 1997 and 1996 and for the three months then ended are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1996 and notes thereto included in the Company's annual report on Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the entire year.

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


NOTE 2 - NET LOSS PER SHARE

Net loss per common share is based upon the weighted average number of outstanding shares of Common Stock. Common stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been excluded from the computation for the three months ended March 31, 1997 and 1996 as their effect is anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Under SFAS 128, the pro forma net loss per share for the three month period ended March 31, 1997, was $(0.03) for both basic and diluted earnings per share.

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

General

HyperMedia  Communications,  Inc.  (the  "Company"  or  "HyperMedia")  publishes
NewMedia Magazine ("NewMedia"), the first periodical publication dedicated solely to the professional market for new media technology. "New media" is a term applied to a wide array of digital communications technologies, including Internet development tools and services, desktop and portable personal computers, workstations, servers, audio/video compression and editing equipment, graphics hardware and software, high-density storage devices, and video conferencing systems. Professional new media technology is actively employed in a broad range of communications-related businesses and disciplines such as publishing, advertising, sales, marketing, film production, broadcasting, game development, education, and training. Many large multinational technology corporations are developing and marketing products specifically targeted to the professional market.

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

Results of Operations

The Company's gross revenues were $1,915,000 and $2,175,000 for the quarters ended March 31, 1997 and 1996, respectively. The Company's revenues in the quarter ended March 31, 1996 reflected one-time advertising promotions from polybagging campaigns by online services. The costs of these promotions were passed through to the customer and resulted in a disproportionate increase in revenues. Excluding the revenues associated with the one-time promotions, net revenue increased slightly in the first quarter of 1997 as compared to the year earlier period. Net advertising pages in NewMedia increased by 19% from the first fiscal quarter of 1996 to the first fiscal quarter of 1997. This increase was primarily attributable to new advertising customers, such as Microsoft, IBM, Kingston Technologies and others, who are targeting the digital professional market that NewMedia serves.

The Company's total expenses were $2,003,000 and $2,385,000 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 16%. Approximately
$220,000 of the decrease was attributable to the costs of the one-time promotions in the quarter ended March 31, 1996 which were passed through to the customer. The decrease of $75,000, or 5%, in total expenses (excluding variable and polybag production costs) in the first quarter of 1997 as compared to the first quarter of 1996 is primarily attributable to strong cost control measures.

Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $291,000 for the quarter ended March 31, 1997, as compared to $344,000 for the same quarter in 1996. Editorial expenses decreased because of the sale of the Macromedia User Journal ("MUJ") in the third quarter of 1996 and from lower headcount. As a percentage of revenues, editorial expenses decreased slightly from 16% in the first quarter of 1996 to 15% in the first quarter of 1997. The Company expects editorial costs to rise in the balance of 1997 as a result of higher paid contributor and staffing costs associated with NewMedia and the expansion of the Internet World Wide Web site, Hyperstand. *

Gross production expenses, including costs for design, materials and printing of the Company's publications, were $476,000 for the quarter ended March 31, 1997. This compares to $780,000 for the quarter ended March 31, 1996. The decrease of $304,000, or 39%, is primarily attributable to the one time advertiser promotion costs associated with polybagging 4 issues of NewMedia for various online services in 1996. Net production expenses for NewMedia, excluding one time advertiser promotion costs, decreased primarily as a result of decreased year-over-year paper costs. Net production expenses are expected to remain relatively unchanged for the balance of 1997 as a result of projected increase in advertising pages, if any, which are expected to be offset by decreased year-over-year paper costs. *

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the direct mail promotions of the Company's publications, were $564,000 and $532,000 for the quarters ended March 31, 1997 and 1996, respectively. The Company currently capitalizes its circulation development expenditures and amortizes them over a 12 month period. The increase of $32,000, or 6%, is primarily attributable to the larger amount of circulation development expenditure amortization included in the first quarter of 1997 as compared to the same period in 1996 as a result of the Company's 1996 publishing strategy to increase the minimum readership qualifications to receive the magazine. As a result of these new criteria, the purchasing power of new media products and services of the average subscriber increased to more than $500,000 at the end of 1996 from less than $200,000 for 1995, an increase of approximately 150 percent. The Company intends to maintain the higher minimum readership qualifications throughout 1997. * Circulation expenses represented 29% of revenues for the first quarter of 1997 as compared to 24% of revenues for the same period of 1996. Circulation expenses are expected to increase during the balance of 1997 as the result of the impact of a projected expansion in advertising pages, if any, on mailing costs and higher circulation development expenditure amortization associated with the more stringent minimum qualifications to receive the magazine. *

Sales and marketing expenses were $420,000 for the quarter ended March 31, 1997, as compared to $493,000 for the same quarter in 1996. The decrease of $73,000, or 15%, is attributable to reduced marketing compensation costs. Sales and marketing expenses represented 22% of revenues for the first quarter of 1997 as compared to 23% of revenues for the same period of 1996. Sales and marketing expenses are expected to increase during the balance of 1997, with larger commission costs associated with increased advertising pages, if any, higher sales and marketing management compensation expenses, and higher expenditures on sales and marketing programs. *


Product development costs totaled $9,000 for the quarter ended March 31, 1997, as compared to $7,000 for the comparable quarter in 1996, and consist of costs incurred in the development of new products, including the Internet World Wide Web site, Hyperstand. The Company plans to continue its product development efforts during 1997. *

General and administrative expenses were $243,000 and $229,000 for the quarters ended March 31, 1997 and 1996, respectively. The increase of $14,000, or 6%, primarily reflects increased bad debt expense offset by lower consulting costs. General and administrative expenses represented 13% of revenues for the first quarter of 1997 as compared to 11% for the same period in 1996. General and administrative costs are expected to grow in the balance of 1997 with expected increases in general and administrative expenses that accompany anticipated revenue growth.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

The Company incurred a net loss of $98,000 and $214,000 in the first quarters of 1997 and 1996, respectively. The $116,000, or 54%, decrease in net loss in the first quarter of 1997 as compared to 1996 is primarily a result of strong cost control programs.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Under SFAS 128, the pro forma net loss per share for the three month period ended March 31, 1997, was $(0.03) for both basic and diluted earnings per share.

Liquidity and Capital Resources

At March 31, 1997, the Company had approximately $440,000 in net working capital and its principal sources of liquidity consisted of approximately $81,000 in cash, a $1 million line of credit limited to 70% of qualified accounts receivable and an agreement with MK Global Ventures to purchase up to $250,000 of the Company's Series G Preferred Stock at the Company's request at any time up to and including June 30, 1997. At March 31, 1997, there was $340,000 outstanding under this line of credit. As a result of the conditions of the line of credit and financial results of the 1997 first fiscal quarter, the Company had unused borrowing capacity of $450,000. Partial usage of unused borrowing capacity could be restricted by financial operating covenants. In March 1997, the $1,000,000 line of credit secured by 70% of qualified accounts receivable was renewed with similar terms, conditions and covenants for a period through March 1998.

The Company expects that it will continue to require significant amounts of cash to finance operations.* The Company has not committed to make significant capital expenditures, but may make such expenditures in the future.* The Company believes that the existing cash balances, together with cash generated from operations and borrowings available under its line of credit, will be sufficient to meet its cash requirements through at least the end of 1997.* There can be no assurance, however, that the Company's anticipation of its future cash requirements will be correct. Thereafter, the Company may seek to raise additional working capital, primarily through sales of debt or equity securities.* In addition, the Company may seek to raise additional working capital prior to the end of 1997 if it can raise such capital on acceptable terms.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

The terms of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and the Company's outstanding warrants grant the holders thereof certain preferential rights including antidilution and conversion and/or registration rights which may have a dilutive effect on existing shareholders and may therefore limit the availability of financing, particularly equity financing. The Company has no commitments for any such financing and there can be no assurance that the Company will be able to raise such working capital on reasonable terms or at all. The Company's ability to borrow under the line of credit is subject to compliance with certain financial covenants, including, but not limited to, quarterly loss not to exceed $100,000 in the second fiscal quarter of 1997, quarterly profitability beginning with the third fiscal quarter of 1997 and maintaining a minimum $1,000,000 tangible net worth. There can be no assurance that the Company will be successful in complying with these financial covenants. The Company's failure to comply with the financial covenants could preclude it from utilizing the line of credit which would have a material adverse effect on the Company's liquidity and financial condition. In addition, the Company's inability to raise capital, if required, could have a material adverse effect on the Company's business and results of operations.

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

Among the factors that could cause actual results to differ materially are those listed below and those listed from time to time in the Company's SEC reports including but not limited to the annual report on Form 10-K for the year ended December 31, 1996.

Limited Operating History; History of Losses and Accumulated Deficits

The Company has a limited operating history and is subject to all the risks and difficulties experienced by any new business. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business and a continually evolving industry characterized by intense competition. The Company incurred total net losses of $10,615,000 from inception to March 31, 1997, including net losses of $291,000 for the year ended December 31, 1996 and net losses of $98,000 for the quarter ended March 31, 1997. The Company expects to incur losses for at least the second quarter of 1997 as it continues to promote and expand its current publications and develop and launch new products.* There can be no assurance that during 1997 or thereafter the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia, maintain the circulation base of NewMedia, control its costs and successfully implement its marketing and product strategy.* There can be no assurance that the Company will be successful in any of these efforts.

New Publishing Strategy; Sales and Marketing Strategy

     The key elements of the Company's publishing strategy are to focus on the professional market for new media technology, to publish at a frequency of 16 times per year, to maintain the stringent minimum qualification criteria that potential subscribers were required to meet in 1996 in order to qualify for a subscription, and to maintain the guaranteed circulation base of 215,000 qualified NewMedia readers.* There can be no assurance that the Company's publishing strategy will result in increased revenues or in profitability. Certain components of production, circulation and editorial expenses associated with this publishing strategy will increase.* The Company has been undergoing an advertising category transition since the second half of 1995, away from the consumer market and toward the above mentioned professional market for new media technology. To replace these consumer market advertisers and to grow advertising revenues, the Company needs to sell advertisements oriented to the professional market for new media technology. There can be no assurance that the Company will be able to sell a sufficient number of advertisements to the professional market to make its strategy successful. Until the circulation direct mail (and associated) campaigns for qualified readers using the new qualification criteria is completed, there can be no assurance that the estimated purchasing power of new media products and services will be maintained with a reasonable level of circulation expenditures. As a result, the Company does not expect growth in NewMedia advertising revenues until at least the second quarter of 1997, if at all.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

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

     Dependence on Key Personnel

     The Company's success depends to a large extent upon the efforts and abilities of key managerial employees, including without limitation, Richard Landry, Todd Hagen and Dan Ruby, the Chief Executive Officer, Chief Financial Officer and Vice President, Editorial, respectively, of the Company. The loss of any of these key managers could have a material adverse effect on the Company. The Company has not entered into employment agreements with its executive officers and carries no key man insurance on their lives. The success of the Company's business will also depend upon its ability to continue to attract and retain qualified employees. There can be no assurance that the Company will be successful in attracting or retaining such personnel.

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

 Possible Delisting of Securities from Nasdaq System

         The Common Stock is listed on the Nasdaq SmallCap Market and the Pacific Stock Exchange. The Company's failure to meet Nasdaq's listing maintenance criteria in the future for any reason may result in the discontinuance of the inclusion of the Company's securities on Nasdaq. In order to remain quoted on Nasdaq, under the current Nasdaq rules, a company must maintain $2,000,000 in assets, a $200,000 market value of the public float and $1,000,000 in total capital and surplus. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share except that if a company falls below such minimum bid price, it will remain eligible for inclusion in Nasdaq if the market value of the public float is at least $1,000,000 and the Company has $2,000,000 in capital and surplus. In November 1996, the Commission announced proposed revisions to the listing and maintenance requirements, which would increase the requirements for continued listing on the Nasdaq Market. Under the proposed rules, a listed company will no longer be able to remain listed if its minimum bid price falls below $1.00. In addition, the Company will have to maintain a $1,000,000 market value or public float and either $2,000,000 net tangible assets, $35,000,000 market capitalization or net income in two of its last three years of $500,000. In the event of Nasdaq delisting, trading, if any, in the Company's securities may then continue to be conducted on the OTC Electronic Bulletin Board or in the non-Nasdaq over-the-counter market. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities.



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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


                  (a) No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1997.



Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May  13, 1996             HyperMedia Communications, Inc.


                                   By: /s/ Todd Hagen
                                       ----------------------------------------
                                   Todd Hagen
                                   Vice President of Finance and
                                   Administration and Chief Financial
                                   Officer (Principal Financial and
                                   Accounting Officer)