Form 10-Q
period 1997-06-30
HYPERMEDIA COMMUNICATIONS INC
filed 1997-08-12
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)

   X    Quarterly  report  pursuant to Section 13 or 15(d) of the Securities
------  Exchange Act of 1934
        For the quarterly period ended June 30, 1997

                                       or

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from _____to_____.

Commission File Number  1-11624



                         HyperMedia Communications, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         California                                             94-3104247
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


901 Mariner's Island Blvd., Suite 365,
        San Mateo, California                                     94404
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                 (415) 573-5170
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              -----       -----


As of August 4, 1997, 3,200,137 shares of the Registrant's common stock were issued and outstanding.

                                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                         HYPERMEDIA COMMUNICATIONS, INC.
                                                 BALANCE SHEET
                                                  (UNAUDITED)

                                                                                   June 30,      December 31,
                                                                                     1997            1996
                                                                                ------------    ------------
ASSETS
Current assets:
        Cash                                                                    $    110,000    $    107,000
        Accounts receivable, net of allowance for
                 doubtful accounts of $108,000 and $180,000                        1,296,000       1,294,000
        Prepaid expenses and other assets                                            475,000         557,000
                                                                                ------------    ------------
                        Total current assets                                       1,881,000       1,958,000

Property and equipment, net                                                          532,000         622,000
Intangibles and other assets                                                               0           4,000
                                                                                ------------    ------------
                                                                                $  2,413,000    $  2,584,000
                                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                        $    734,000    $    822,000
        Accrued liabilities                                                          282,000         326,000
        Deferred revenue                                                             151,000          33,000
        Note payable                                                                 225,000         335,000
                                                                                ------------    ------------
                        Total current liabilities                                  1,392,000       1,516,000
                                                                                ------------    ------------

Shareholders' equity:
        Convertible Preferred Stock, $.001 par value; 10,064,516
                shares authorized; 8,197,110 and 8,146,766 shares                  1,307,000       1,209,000
                issued and outstanding
        Common Stock, $.001 par value; 50,000,000 shares
                authorized; 3,200,137 and 3,019,004 shares                        10,427,000      10,377,000
                issued and outstanding
        Accumulated deficit                                                      (10,713,000)    (10,518,000)
                                                                                ------------    ------------
                        Total shareholders' equity                                 1,021,000       1,068,000
                                                                                ------------    ------------
                                                                                $  2,413,000    $  2,584,000
                                                                                ============    ============

                         See the accompanying notes to these condensed financial statements.


                                            HYPERMEDIA COMMUNICATIONS, INC.
                                                STATEMENT OF OPERATIONS
                                                      (UNAUDITED)

                                                                 Three months ended June 30,           Six months ended June 30,
                                                                 ---------------------------           -------------------------
                                                                  1997               1996               1997              1996
                                                               -----------        -----------        -----------       -----------
Revenues                                                       $ 1,801,000        $ 2,408,000        $ 3,716,000       $ 4,583,000
                                                               -----------        -----------        -----------       -----------

Expenses:
        Editorial                                                  284,000            332,000            575,000           676,000
        Production                                                 471,000            586,000            947,000         1,366,000
        Circulation                                                532,000            497,000          1,096,000         1,029,000
        Sales and marketing                                        384,000            911,000            804,000         1,404,000
        Product development                                         10,000              5,000             19,000            12,000
        General and administrative                                 210,000            174,000            453,000           403,000
                                                               -----------        -----------        -----------       -----------
                        Total expenses                           1,891,000          2,505,000          3,894,000         4,890,000
                                                               -----------        -----------        -----------       -----------

Loss from operations                                               (90,000)           (97,000)          (178,000)         (307,000)

Interest and other expense, net                                      7,000              2,000             17,000             6,000
                                                               -----------        -----------        -----------       -----------
Net loss                                                       $   (97,000)       $   (99,000)       $  (195,000)      $  (313,000)
                                                               ===========        ===========        ===========       ===========

Net loss per common share                                      $     (0.03)       $     (0.03)       $     (0.06)      $     (0.10)
         and equivalents (Note 2)                              ===========        ===========        ===========       ===========

Weighted average common shares
        and equivalents                                          3,200,137          3,019,004          3,200,137         3,019,004
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

                                      HYPERMEDIA COMMUNICATIONS, INC.
                                          STATEMENT OF CASH FLOWS
                                        (Decrease) Increase in Cash
                                                (UNAUDITED)

                                                                                  Six months ended June 30,
                                                                              --------------------------------
                                                                                 1997                  1996
                                                                              ---------             ---------
Cash flow from operating activities:
        Net loss                                                              $(195,000)            $(313,000)
        Adjustments to reconcile net loss to net
                cash provided by (used in) operating activities:
                Depreciation and amortization                                   119,000               119,000
                Allowance for doubtful accounts                                 (73,000)             (131,000)
                Other                                                            20,000                42,000
                Change in assets and liabilities:
                        Accounts receivable                                      71,000               203,000
                        Prepaid expenses and other assets                        61,000               (29,000)
                        Accounts payable                                        (88,000)               47,000
                        Accrued liabilities                                     (44,000)              (38,000)
                        Deferred revenue                                        118,000               (82,000)
                                                                              ---------             ---------
Net cash used in operating activities                                           (11,000)             (182,000)
                                                                              ---------             ---------
Net cash used in investing activities for  purchase of
        fixed assets                                                            (24,000)              (72,000)
                                                                              ---------             ---------
Cash flows from financing activities:
        Proceeds from issuance of preferred stock                                98,000               211,000
        Proceeds from issuance of common stock                                   50,000                 2,000
        Repayment of note payable                                              (110,000)                 --
                                                                              ---------             ---------
Net cash provided by financing activities                                        38,000               213,000
                                                                              ---------             ---------
Net increase (decrease) in cash                                                   3,000               (41,000)

Cash at beginning of period                                                     107,000               275,000
                                                                              ---------             ---------
Cash at end of period                                                         $ 110,000             $ 234,000
                                                                              =========             =========
Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                              $  17,000             $   6,000
                                                                              =========             =========



                         HYPERMEDIA COMMUNICATIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial statements of HyperMedia Communications, Inc. (the "Company") as of June 30, 1997 and 1996 and for the three and six months then ended are unaudited, and in the opinion of management, all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods have been included. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1996 and notes thereto included in the Company's Form 10-K. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results expected for the entire year.

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


NOTE 2 - NET INCOME (LOSS) PER SHARE

Net loss per common share is based upon the weighted average number of outstanding shares of Common Stock. Common stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been excluded from the computation for the three month periods ending June 30, 1997 and 1996 and for the six month periods ended June 30, 1997 and 1996 as their effect is anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Under SFAS 128, the pro forma net loss per share for the three month period ended June 30, 1997 was $(0.03) and for the six month period ended June 30, 1997 was $(0.06) for both basic and diluted earnings per share.

NOTE 3 - STATEMENT OF SHAREHOLDER'S EQUITY

In 1996, the Board of Directors approved the issuance of the Series G Preferred Stock. The Series G Preferred Stock ranks pari passu with the Series F Preferred Stock. 50,344 Series G Preferred Stock shares were issued during the quarter ended June 30, 1997.

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

Results of Operations

The Company's gross revenues were $1,801,000 and $2,408,000 for the quarters ended June 30, 1997 and 1996, respectively, and $3,716,000 and $4,583,000 for the six months then ended. There were two principal reasons for these decreases. First, in 1996, the NewMedia INVISION Awards program was part of Spring Comdex held in June 1996 and generated sponsorship (and associated) revenue of approximately $580,000. In 1997, the NewMedia INVISION Awards program will be a three-day festival presented November 10-12, 1997, at the Center for the Arts in Yerba Buena Gardens in San Francisco. * Sponsors for the event include Microsoft, Silicon Graphics, Ziff-Davis TV, Macromedia and others. Consequently, revenues from the 1997 program will not be recognized until the fourth quarter.
* Second, the Company's revenues in the quarters ended March 31, 1996 and June 30, 1996 reflected one-time advertising promotions from polybagging campaigns by online services. The costs of these promotions were passed through to the customer and resulted in a disproportionate increase in revenues.

Excluding the revenues associated with the one-time promotions and the impact of the change in dates and venue for the NewMedia INVISION Awards program, net revenue in NewMedia Magazine increased in the second fiscal quarter of 1997 by 10% and in the first six months of 1997 by 5% as compared to the year earlier comparable periods. This increase in the second quarter of 1997 was primarily attributable to strong advertising in the systems category from customers including DEC, IBM, Silicon Graphics and others, who are targeting the digital professional market that NewMedia Magazine serves. In the second quarter of 1997, systems advertising in NewMedia Magazine grew by 65 percent as compared to the second quarter of 1996. In the 1996 IntelliQuest Computer Industry Media Study (CIMS(TM)), NewMedia Magazine led other major technology publications in the percent of readers who make volume purchases of Pentium Pro desktop computers and workstations.

The Company's total expenses were $1,891,000 and $2,505,000 for the quarters ended June 30, 1997 and 1996, respectively, and $3,894,000 and $4,890,000 for the six months then ended. After factoring out the one-time advertising promotions, change in dates and venue for the NewMedia INVISION Awards program and variable costs, corporate expenses decreased very slightly for the quarter ended June 30, 1997 and by approximately 5% for the six months then ended. The decrease in corporate expenses year-over-year for both periods was primarily due to continued expense control programs.

The net loss of $195,000 for the first six months of 1997 decreased by 38% as compared to the loss of $313,000 for the first six months of 1996. The Company posted a net loss of $97,000 in the second quarter of 1997 as compared to a net loss of $99,000 for the same period of 1996. The increase in NewMedia Magazine net revenue combined with continued strong cost controls in the first half of 1997 resulted a $118,000, or 38%, decrease in net loss for the first six months of 1997 as compared to the similar period in 1996.

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

Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $284,000 and $332,000 for the quarters ended June 30, 1997 and 1996, respectively, and $575,000 and $676,000 for the six months then ended. The reductions in editorial expenses are primarily attributable to cost control programs and the sale of the Macromedia User Journal ("MUJ") in the third quarter of 1996, partially offset by increased expenses associated with Hyperstand. Editorial expenses represented 16% and 14% of revenue for the quarters ended June 30, 1997 and 1996, respectively. The Company expects editorial costs to rise in the balance of 1997 as a result of higher paid contributor and staffing costs associated with NewMedia and the expansion of the Internet World Wide Web site, Hyperstand. *

Production expenses, including costs for design, materials and printing of the Company's publications, were $471,000 and $586,000 for the quarters ended June 30, 1997 and 1996, respectively and $947,000 and $1,366,000 for the six months then ended. The decrease in production expenses for the second fiscal quarter and first six months of 1997 as compared to the same quarter and six months of 1996 is primarily attributable to the absence in 1997 of the one time advertiser promotion costs associated with polybagging issues of NewMedia for various online services in 1996. Net production expenses for NewMedia, excluding one time advertiser promotion costs, decreased primarily as a result of decreased year-over-year paper costs. Production expenses represented 26% of revenue in the second quarter of 1997 compared to 24% for the same period in 1996. Net production expenses are expected to increases for the balance of 1997 as a result of projected increase in advertising pages and increased paper prices. *

Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the direct mail promotions of the Company's publications, were $532,000 and $497,000 for the quarters ended June 30, 1997 and 1996, respectively, and $1,096,000 and $1,029,000 for the six months then ended. The Company currently capitalizes its circulation development expenditures and amortizes them over a 12 month period. The increases of $35,000, or 7%, in the second quarter of 1997 as compared to the same quarter in 1996 and $67,000, or 7%, in the first six months of 1997 as compared to the first six months of 1996 are primarily attributable to the larger amount of circulation development expenditure amortization included in the first quarter and first six months of 1997 as compared to the same periods in 1996 as a result of the Company's publishing strategy to increase the minimum readership qualifications to receive the magazine. As a result of these new criteria, the purchasing power of new media products and services of the average subscriber increased to more than $500,000 at the end of 1996 from less than $200,000 for 1995, an increase of approximately 150 percent. The Company intends to maintain the higher minimum readership qualifications throughout 1997. * Circulation expenses represented 30% of revenues for the second quarter of 1997 as compared to 21% of revenues for the same period of 1996. The Company expects circulation expenses to remain relatively flat for the balance of 1997.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Sales and marketing expenses were $384,000 and $911,000 for the quarters ended June 30, 1997 and 1996, respectively, and $804,000 and $1,404,000 for the six months then ended. The decrease of $600,000, or 43%, for the first six months of 1997 as compared to 1996 is primarily attributable to the change in dates and venue for the NewMedia INVISION Awards program. In 1996, the NewMedia INVISION Awards program was part of Spring Comdex held during the second quarter of 1996. In 1997, the NewMedia INVISION Awards program will be a three-day festival presented November 10-12, 1997, at the Center for the Arts in Yerba Buena Gardens in San Francisco. Sponsors for the event include Microsoft, Silicon Graphics, Ziff-Davis TV, Macromedia and others. After excluding the impact of the change in dates for the NewMedia INVISION Awards program, sales and marketing expenses were relatively comparable in the second quarters of 1997 and 1996. Sales and marketing expenses represented 21% of revenue for the second quarter of 1997 as compared to 38% of revenue for the same period of 1996. Sales and marketing expenses are expected to increase during the balance of 1997, both for the NewMedia INVISION Awards program and for larger commission costs associated with increased advertising pages, higher sales and marketing management compensation expenses, and higher expenditures on sales and marketing programs. *

Product development expenses, consisting of costs incurred in the development of new products, including the Internet World Wide Web site, Hyperstand, were $10,000 and $5,000 for the quarters ended June 30, 1997 and 1996, respectively, and $19,000 and $12,000 for the six months then ended. The Company plans to continue its product development efforts during 1997. *

General and administrative expenses were $210,000 and $174,000 for the quarters ended June 30, 1997 and 1996, respectively, and $453,000 and $403,000 for the six months then ended. The increase of $50,000, or 12%, in the first six months of 1997 as compared to 1996 and $36,000, or 21%, in the second quarter of 1997 as compared to the same period in 1996 reflects increased bad debt expense offset by lower consulting costs. General and administrative expenses represented 12% of revenue for the second quarter of 1997 as compared to 7% for the same period in 1996. ~General and administrative costs are expected to grow in the balance of 1997 with expected increases in general and administrative expenses that accompany anticipated revenue growth.*

----------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Liquidity and Capital Resources

At June 30, 1997, the Company had approximately $489,000 in net working capital and its principal sources of liquidity consisted of approximately $110,000 in cash and a $1 million line of credit limited to 70% of qualified accounts receivable. At June 30, 1997, there was $225,000 outstanding under this line of credit. As a result of the conditions of the line of credit and financial results of the 1997 second fiscal quarter, the Company had unused borrowing capacity of $498,000. Partial usage of unused borrowing capacity could be restricted by financial operating covenants.

The Company expects that it will continue to require significant amounts of cash to finance operations.* The Company has not committed to make significant capital expenditures, but may make such expenditures in the future.* The Company believes that the existing cash balances, together with cash generated from operations and borrowings available under its line of credit, will be sufficient to meet its cash requirements through at least the end of 1997.* There can be no assurance, however, that the Company's anticipation of its future cash requirements will be correct. Thereafter, the Company may seek to raise additional working capital, primarily through sales of debt or equity securities, prior to the end of 1997 if it can raise such capital on acceptable terms.*

The Company signed an agreement in July 1996 with an associated amendment in November 1996 with its largest shareholder, MK Global Ventures in association with its MK GVD Fund, to invest in additional capital of the Company to finance operations. Under the Series G Preferred Stock Purchase Agreement, MK GVD Fund agreed to invest up to $250,000 on or before June 30, 1997. The price per share of this Series G Preferred Stock, which the Company has not registered under the Securities Act of 1933, as amended, was 85% of the fair market value of the Company's common stock based on the average of the closing bid price per share for the ten trading days ending five business days before the closing of the investment. In June 1997, the Company issued 50,344 shares of Series G Preferred Stock under this agreement at a price of $1.99 per share, for aggregate proceeds of approximately $100,000.

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

Among the factors that could cause actual results to differ materially are those listed below and those listed from time to time in the Company's SEC reports including but not limited to the annual report on Form 10-K for the year ended December 31, 1996 and quarterly report on Form 10-Q for the quarter ended March 31, 1997.

History of Losses and Accumulated Deficits

The Company incurred total net losses of $10,713,000 from inception in August 1989 to June 30, 1997, including net losses of $291,000 for the year ended December 31, 1996, net losses of $98,000 for the quarter ended March 31, 1997 and net losses of $97,000 for the quarter ended June 30, 1997. The Company expects to incur losses for at least the third quarter of 1997 as it continues to promote and expand its current publications and develop and launch new products.* There can be no assurance that during 1997 or thereafter the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia, maintain the circulation base of NewMedia, control its costs and successfully implement its marketing and product strategy.* There can be no assurance that the Company will be successful in any of these efforts.

New Publishing Strategy; Sales and Marketing Strategy

The key elements of the Company's publishing strategy are to focus on the professional market for new media technology, to publish at a frequency of 16 times per year, to maintain the stringent minimum qualification criteria that potential subscribers were required to meet in 1996 in order to qualify for a subscription, and to maintain the guaranteed circulation base of 215,000 qualified NewMedia readers.* There can be no assurance that the Company's publishing strategy will result in increased revenues or in profitability. Certain components of production, circulation and editorial expenses associated with this publishing strategy will increase.* The Company has been undergoing an advertising category transition since the second half of 1995, away from the consumer market and toward the above mentioned professional market for new media technology. To replace these consumer market advertisers and to grow advertising revenues, the Company needs to sell advertisements oriented to the professional market for new media technology. There can be no assurance that the Company will be able to sell a sufficient number of advertisements to the professional market to make its strategy successful. Until the circulation direct mail (and associated) campaigns for qualified readers using the new qualification criteria is completed, there can be no assurance that the estimated purchasing power of new media products and services will be maintained with a reasonable level of circulation expenditures. As a result, the Company does not expect growth in NewMedia advertising revenues until at least the third quarter of 1997, if at all.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

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

Possible Delisting of Securities from Nasdaq System

        The Common Stock is listed on the Nasdaq SmallCap Market and the Pacific Stock Exchange. The Company's failure to meet Nasdaq's listing maintenance criteria in the future for any reason may result in the discontinuance of the inclusion of the Company's securities on Nasdaq. In order to remain quoted on Nasdaq, under the current Nasdaq rules, a company must maintain $2,000,000 in assets, a $200,000 market value of the public float and $1,000,000 in total capital and surplus. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share except that if a company falls below such minimum bid price, it will remain eligible for inclusion in Nasdaq if the market value of the public float is at least $1,000,000 and the Company has $2,000,000 in capital and surplus. In November 1996, Nasdaq announced proposed revisions to the listing and maintenance requirements, which would increase the requirements for continued listing on the Nasdaq Market. Under the proposed rules, a listed company will no longer be able to remain listed if its minimum bid price falls below $1.00. In addition, the Company will have to maintain a $1,000,000 market value or public float and either $2,000,000 net tangible assets, $35,000,000 market capitalization or net income in two of its last three years of $500,000. In the event of Nasdaq delisting, trading, if any, in the Company's securities may then continue to be conducted on the OTC Electronic Bulletin Board or in the non-Nasdaq over-the-counter market. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities.

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

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 22, 1997. The results of the items submitted for vote were as follows:

          1.       Election of directors to serve until the next annual meeting.

                   Nominee                  Votes for           Withheld
                   -------                  ---------           --------
                   Patrick Ferrell          2,725,020             11,400
                   John Griffin             2,724,020             12,400
                   Michael Kaufman          2,725,170             11,250
                   Greg Lahann              2,725,170             11,250
                   Richard Landry           2,725,020             11,400

          2. Ratification and approval of an amendment to the 1994 Director Option Plan increasing the aggregate number of shares of Common Stock reserved for issuance thereunder by 100,000 to 250,000.

                   Votes for:  2,587,275
                   Votes against:  133,395
                   Abstain:  15,750
                   Non-votes:  282,588

          3. Ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending December 31, 1997.

                   Votes for:  2,720,870
                   Votes against:  12,300
                   Abstain:  3,250
                   Non-votes:  0

Item 6.  Exhibits and Reports on Form 8-K

         (a) No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1997.



Items 1, 2, 3, and 5 are not applicable and have been omitted.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 12, 1997              HyperMedia Communications, Inc.


                                      By: /s/     Todd Hagen
                                          ----------------------------------
                                          Todd Hagen
                                          Vice President of Finance and
                                             Administration and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)