Form 10-Q
period 1997-09-30
HYPERMEDIA COMMUNICATIONS INC
filed 1997-11-13
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)
 X       Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
----     Exchange Act of 1934 For the quarterly period ended September 30, 1997

                                       or

---- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_____to_____.

Commission File Number  1-11624
                        --------

                         HyperMedia Communications, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         California                                      94-3104247
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


901 Mariner's Island Blvd., Suite 365,
          San Mateo, California                             94404
----------------------------------------               ----------------
(Address of principal executive offices)                  (Zip Code)

                                 (415) 573-5170
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


As of November 6, 1997, 3,200,137 shares of the Registrant's common stock were issued and outstanding.

                                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               HYPERMEDIA COMMUNICATIONS, INC.
                                                        BALANCE SHEET
                                                         (UNAUDITED)

                                                                                               September 30,            December 31,
                                                                                                  1997                     1996
                                                                                               ------------            ------------
ASSETS
Current assets:
     Cash                                                                                      $     95,000            $    107,000
     Accounts receivable, net of allowance for
           doubtful accounts of $117,000 and $180,000                                             1,327,000               1,294,000
     Prepaid expenses and other assets                                                              606,000                 557,000
                                                                                               ------------            ------------
             Total current assets                                                                 2,028,000               1,958,000

Property and equipment, net                                                                         480,000                 622,000
Intangibles and other assets                                                                              0                   4,000
                                                                                               ------------            ------------
                                                                                               $  2,508,000            $  2,584,000
                                                                                               ============            ============


Current liabilities:
     Accounts payable                                                                          $    658,000            $    822,000
     Accrued liabilities                                                                            415,000                 326,000
     Deferred revenue                                                                               363,000                  33,000
     Note payable                                                                                    50,000                 335,000
                                                                                               ------------            ------------
             Total current liabilities                                                            1,486,000               1,516,000
                                                                                               ------------            ------------

Shareholders' equity:
     Convertible Preferred Stock, $.001 par value; 10,064,516
          shares authorized; 8,314,110 and 8,146,766 shares                                       1,557,000               1,209,000
          issued and outstanding
     Common Stock, $.001 par value; 50,000,000 shares
          authorized; 3,200,137 and 3,019,004 shares                                             10,427,000              10,377,000
          issued and outstanding
     Accumulated deficit                                                                        (10,962,000)            (10,518,000)
                                                                                               ------------            ------------
             Total shareholders' equity                                                           1,022,000               1,068,000
                                                                                               ------------            ------------
                                                                                               $  2,508,000            $  2,584,000
                                                                                               ============            ============


                                           HYPERMEDIA COMMUNICATIONS, INC.
                                               STATEMENT OF OPERATIONS
                                                     (UNAUDITED)

                                                             Three months ended September 30,        Nine months ended September 30,
                                                             -----------------------------------------------------------------------
                                                                1997                 1996              1997                 1996
                                                             -----------         -----------        -----------         -----------
Revenues                                                     $ 1,721,000         $ 2,059,000        $ 5,437,000         $ 6,642,000
                                                             -----------         -----------        -----------         -----------

Expenses:
    Editorial                                                    294,000             283,000            869,000             959,000
    Production                                                   481,000             508,000          1,428,000           1,874,000
    Circulation                                                  501,000             520,000          1,597,000           1,549,000
    Sales and marketing                                          434,000             460,000          1,238,000           1,864,000
    Product development                                           10,000               9,000             29,000              21,000
    General and administrative                                   246,000             261,000            699,000             664,000
                                                             -----------         -----------        -----------         -----------
             Total expenses                                    1,966,000           2,041,000          5,860,000           6,931,000
                                                             -----------         -----------        -----------         -----------

Income (loss) from operations                                   (245,000)             18,000           (423,000)           (289,000)

Interest and other expense, net                                    4,000               7,000             21,000              13,000
                                                             -----------         -----------        -----------         -----------
Net income (loss)                                            $  (249,000)        $    11,000        $  (444,000)        $  (302,000)
                                                             ===========         ===========        ===========         ===========

Net income (loss) per common share                           $     (0.08)        $      0.00        $     (0.14)        $     (0.10)
                                                             ===========         ===========        ===========         ===========
    and equivalents (Note 2)

Weighted average common shares
    and equivalents                                            3,200,137           3,264,206          3,200,137           3,019,004
                                                             ===========         ===========        ===========         ===========


                                  HYPERMEDIA COMMUNICATIONS, INC.
                                      STATEMENT OF CASH FLOWS
                                    (Decrease) Increase in Cash
                                            (UNAUDITED)

                                                                                                    Nine months ended September 30,
                                                                                                  ---------------------------------
                                                                                                    1997                     1996
                                                                                                  ---------               ---------
Cash flow from operating activities:
    Net loss                                                                                      $(444,000)              $(302,000)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                                                175,000                 176,000
       Allowance for doubtful accounts                                                              (64,000)               (149,000)
       Other                                                                                         20,000                  63,000
       Change in assets and liabilities:
           Accounts receivable                                                                       31,000                (165,000)
           Prepaid expenses and other assets                                                        (70,000)               (102,000)
           Accounts payable                                                                        (164,000)                (75,000)
           Accrued liabilities                                                                       90,000                 109,000
           Deferred revenue                                                                         329,000                (163,000)
                                                                                                  ---------               ---------
Net cash (used in) provided by operating activities                                                 (97,000)               (608,000)

Net cash used in investing activities for  purchase of
    fixed assets                                                                                    (28,000)               (125,000)
                                                                                                  ---------               ---------
Cash flows from financing activities:
    Proceeds from issuance of Preferred stock                                                       348,000                 211,000
    Proceeds from issuance of common stock                                                           50,000                   2,000
    Note payable borrowings                                                                        (285,000)                295,000
                                                                                                  ---------               ---------
Net cash provided by (used in) financing activities                                                 113,000                 508,000

Net (decrease) increase in cash                                                                     (12,000)               (225,000)

Cash at beginning of period                                                                         107,000                 275,000
                                                                                                  ---------               ---------

Cash at end of period                                                                             $  95,000               $  50,000
                                                                                                  =========               =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                                      $  21,000               $  13,000
                                                                                                  =========               =========


                         HYPERMEDIA COMMUNICATIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial statements of HyperMedia Communications, Inc. (the "Company") as of September 30, 1997 and 1996 and for the three and nine months then ended are unaudited, and in the opinion of management, all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods have been included. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1996 and notes thereto included in the Company's Form 10-K. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results expected for the entire year.

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


NOTE 2 - NET INCOME (LOSS) PER SHARE

Net (income) loss per common share is based upon the weighted average number of outstanding shares of Common Stock. Common stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been included for the three month period ending September 30, 1996 and excluded from the computation for the three month periods ending September 30, 1997 and for the nine month periods ended September 30, 1997 and 1996 as their effect is anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Under SFAS 128, the pro forma net loss per share for the three month period ended September 30, 1997 was $(0.08) and for the nine month period ended September 30, 1997 was $(0.14) for both basic and diluted earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, "Reporting Comprehensive Income." The adoption of the standard is required for fiscal years beginning after December 15, 1997. Under SFAS No. 130, companies are required to report on their financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company does not expect the adoption of SFAS No. 130 to have a material impact on the Company's financial statements.

NOTE 3 - STATEMENT OF SHAREHOLDER'S EQUITY

In 1996, the Board of Directors approved the issuance of the Series G Preferred Stock. The Series G Preferred Stock ranks pari passu with the Series F Preferred Stock. 50,344 Series G Preferred Stock shares were issued during the quarter ended June 30, 1997.

In the third quarter of 1997, the Board of Directors approved the issuance of the Series H Preferred Stock. The Series H Preferred Stock ranks pari passu with the Series G Preferred Stock. 117,000 Series H Preferred Stock shares were issued during the quarter ended September 30, 1997.

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

NewMedia is published 16 times per year and is distributed to more than 215,000 professionals who develop new media content and applications for the business, government, education and consumer markets. According to a recent analysis conducted by the Company of NewMedia subscriber demographic data, the subscribers on the average represent that they are personally involved in the purchase of over $600,000 worth of new media-related hardware, software, and services in a twelve-month period.* The magazine's primary mission is to rate and review new professional-level products used in the development of new media content and applications.

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

Results of Operations

The Company's gross revenues were $1,721,000 and $2,059,000 for the quarters ended September 30, 1997 and 1996, respectively, and $5,437,000 and $6,642,000 for the nine months then ended. There were three principal reasons for these decreases. First, in 1996, the NewMedia INVISION Awards program was part of Spring Comdex held in June 1996 and generated sponsorship (and associated) revenue of approximately $580,000. In 1997, the NewMedia INVISION Awards program will be a three-day festival presented November 10-12, 1997, at the Center for the Arts in Yerba Buena Gardens in San Francisco. * Sponsors for the event include Microsoft, Silicon Graphics, Ziff-Davis TV, Apple, Macromedia and others. Consequently, revenues from the 1997 program will not be recognized until the fourth quarter. * Second, the Company's revenues in the quarters ended March 31, 1996 and June 30, 1996 reflected one-time advertising promotions from polybagging campaigns by online services. The costs of these promotions were passed through to the customer and resulted in a disproportionate increase in revenues. Third, net advertising revenue for NewMedia magazine (after one-time advertising promotions) increased by 1% for the nine months ending September 30, 1997 but decreased by 8% for the three months ending September 30, 1997. Net advertising revenue increased in the first 9 months of 1997 versus the same period of 1996 on the strength of a 30% increase in advertising from computer systems manufacturers. The increase in advertising from computer systems manufacturers may be attributable to the IntelliQuest results described below. The decrease in net advertising revenues for the 3 months ending September 30, 1997 was due to a decrease in advertising revenue associated with the market for Macintosh-related hardware and software and due to a decrease in revenues in the two largest sales territories, Silicon Valley and East Coast.

In the third fiscal quarter of 1997, NewMedia Magazine participated again in the IntelliQuest Computer Industry Media Study (CIMS (TM)) which is used by the technology industry as a media buying and marketing tool. In this study, NewMedia Magazine beats InfoWorld, PC Week, MacWeek, and PC Magazine in the percentage of readers who plan to spend $50,000 or more in the next twelve months on desktop personal computers and workstations.

In the fourth quarter of 1997, the Company announced key personnel changes in NewMedia magazine's two largest advertising sales territories. Tom Hernandez was appointed East Coast Advertising Director and Maureen O'Sullivan was named Silicon Valley Senior Advertising Manager. The Company intends to increase advertising sales personnel in the fourth quarter of 1997 in an effort to take advantage of anticipated growth in digital content advertising in 1998.*

The Company's total expenses were $1,966,000 and $2,041,000 for the quarters ended September 30, 1997 and 1996, respectively, and $5,860,000 and $6,931,000 for the nine months then ended. After factoring out the one-time advertising promotions, change in dates and venue for the NewMedia INVISION Awards program and variable costs, corporate expenses decreased by approximately 4% for the quarter ended September 30, 1997 and by approximately 5% for the nine months then ended. The decrease in corporate expenses year-over-year for both periods was primarily due to continued expense control programs.

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and for a discussion of factors that could affect future performance.

The net loss of $444,000 for the first nine months of 1997 increased by 47% as compared to the loss of $302,000 for the first nine months of 1996. The Company posted a net loss of $249,000 in the third quarter of 1997 as compared to a net income of $11,000 for the same period of 1996. The decrease in NewMedia Magazine net revenue in the third fiscal quarter, partially offset by continued strong cost controls in the first nine months of 1997, was the primary contributor to the loss in the third fiscal quarter of 1997 which also impacted the results for the first nine months of 1997.

Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $294,000 and $283,000 for the quarters ended September 30, 1997 and 1996, respectively, and $869,000 and $959,000 for the nine-month periods then ended. The reductions in editorial expenses for the first nine months in 1997 as compared to the similar period in 1996 are primarily attributable to cost control programs and the sale of the Macromedia User Journal ("MUJ") in the third quarter of 1996, partially offset by increased expenses associated with Hyperstand. The slight increase in editorial expenses in the third fiscal quarter of 1997 is primarily the result of increased expenses associated with Hyperstand. Editorial expenses represented 17% and 14% of revenue for the quarters ended September 30, 1997 and 1996, respectively. The Company expects editorial costs to rise in the balance of 1997 as a result of higher paid contributor and staffing costs associated with NewMedia and the expansion of the Internet World Wide Web site, Hyperstand. *

Production expenses, which include costs for design, materials and printing of the Company's publications, were $481,000 and $508,000 for the quarters ended September 30, 1997 and 1996, respectively, and $1,428,000 and $1,874,000 for the nine-month periods then ended. The decrease in production expenses for the first nine months of 1997 as compared to 1996 is primarily attributable to the absence in 1997 of the one-time advertiser promotion costs associated with polybagging issues of NewMedia for various online services in 1996. Net production expenses for NewMedia, excluding one-time advertiser promotion costs, decreased for both periods primarily as a result of decreased year-over-year paper costs.
Production expenses represented 28% of revenue in the third quarter of 1997 compared to 25% for the same period in 1996. Net production expenses are expected to remain relatively flat as compared to 1996 for the balance of 1997 as a result of increased paper prices offset by various factors. *

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the direct mail promotions of the Company's publications, were $501,000 and $520,000 for the quarters ended September 30, 1997 and 1996, respectively, and $1,597,000 and $1,549,000 for the nine-month periods then ended. The Company currently capitalizes its circulation development expenditures and amortizes them over a 12-month period. The decrease of $19,000, or 4%, in the third quarter of 1997 as compared to the same quarter in 1996 is primarily attributable to cost control programs and the sale of the MUJ in the third quarter of 1996, partially offset by the larger amount of circulation development expenditure amortization. The increase of $48,000, or 3%, in the first nine months of 1997 as compared to the same period in 1996 is primarily attributable to the larger amount of circulation development expenditure amortization, partially offset by the sale of the MUJ in the third quarter of 1996. The larger amount of circulation development expenditure amortization included in the third quarter and first nine months of 1997 as compared to the same periods in 1996 as a result of the Company's publishing strategy to increase the minimum readership qualifications to receive the magazine. As a result of these new criteria, based on a recent analysis conducted by the Company, the average subscriber purchasing power of new media products and services increased approximately 200% to more than $600,000 at the end of the second quarter of 1997 from less than $200,000 for 1995. The Company intends to maintain the higher minimum readership qualifications throughout 1997. * Circulation expenses represented 29% of revenues for the third quarter of 1997 as compared to 25% of revenues for the same period of 1996. The Company expects circulation expenses to remain relatively flat for the balance of 1997.*

Sales and marketing expenses were $434,000 and $460,000 for the quarters ended September 30, 1997 and 1996, respectively, and $1,238,000 and $1,864,000 for the nine- month periods then ended. The decrease of $626,000, or 34%, for the first nine months of 1997 as compared to 1996 is primarily attributable to the change in dates and venue for the NewMedia INVISION Awards program. In 1996, the NewMedia INVISION Awards program was part of Spring Comdex held during the second quarter of 1996. In 1997, the NewMedia INVISION Awards program will be a three-day festival presented November 10-12, 1997, at the Center for the Arts in Yerba Buena Gardens in San Francisco. Sponsors for the event include Microsoft, Silicon Graphics, Apple, Ziff-Davis TV, Macromedia and others. After excluding the impact of the change in dates for the NewMedia INVISION Awards program, sales and marketing expenses decreased in both periods primarily as a result of lower marketing compensation expenses. Sales and marketing expenses represented 25% of revenue for the third quarter of 1997 as compared to 22% of revenue for the same period of 1996. Sales and marketing expenses are expected to increase during the balance of 1997, due to the NewMedia INVISION Awards program, higher sales and marketing management compensation expenses, and higher expenditures on sales and marketing programs, including expenses relating to the recent hiring of new sales personnel. *

Product development expenses, consisting of costs incurred in the development of new products, including the Internet World Wide Web site, Hyperstand, were $10,000 and $9,000 for the quarters ended September 30, 1997 and 1996, respectively, and $29,000 and $21,000 for the nine months then ended. The Company plans to continue its product development efforts during 1997. *

 ---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

General and administrative expenses were $246,000 and $261,000 for the quarters ended September 30, 1997 and 1996, respectively, and $699,000 and $664,000 for the nine-month periods then ended. The increase of $35,000, or 5%, in the first nine months of 1997 as compared to 1996 reflects increased bad debt expense offset by lower consulting costs. The decrease of $15,000, or 6%, in the third fiscal quarter of 1997 as compared to 1996 reflects lower consulting costs, partially offset by various factors. General and administrative expenses represented 14% of revenue for the third quarter of 1997 as compared to 13% for the same period in 1996. General and administrative costs are expected to decrease in the balance of 1997 as compared with 1996 as a result of continued cost control programs.*

Liquidity and Capital Resources

At September 30, 1997, the Company had approximately $543,000 in net working capital and its principal sources of liquidity consisted of approximately $95,000 in cash, a $1 million line of credit limited to 70% of qualified accounts receivable and an agreement with MK Global Ventures to purchase up to $150,000 of the Company's Series H Preferred Stock at the Company's request at any time up to and including June 30, 1998. At September 30, 1997, there was $50,000 outstanding under the line of credit. As a result of the conditions of the line of credit and financial results of the 1997 third fiscal quarter, the Company had unused borrowing capacity of $721,000. Partial usage of unused borrowing capacity could be restricted by financial operating covenants. In September 1997, the bank extending the line of credit waived the covenant requiring the Company to maintain profitability on a quarterly basis starting with the third fiscal quarter of 1997. Therefore, the Company's net loss for the third fiscal quarter did not violate such covenant.

The Company expects that it will continue to require significant amounts of cash to finance operations.* The Company has not committed to make significant capital expenditures, but may make such expenditures in the future.* The Company believes that the existing cash balances, together with borrowings available under its line of credit and Series H Preferred Stock Agreement, will be sufficient to meet its cash requirements through at least the end of 1997.* There can be no assurance, however, that the Company's anticipation of its future cash requirements will be correct. Thereafter, the Company may seek to raise additional working capital, primarily through sales of debt or equity securities, prior to the end of 1997 if it can raise such capital on acceptable terms.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

Factors Affecting Operating Results and Market Price of Stock

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those anticipated in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements are indicated by an asterisk (*).

History of Operating Losses; No Assurance of Profitability

The Company has incurred total net losses of $10,962,000 from inception in August 1989 to September 30, 1997, including net losses of $291,000 for the year ended December 31, 1996, net losses of $98,000 for the quarter ended March 31, 1997, net losses of $97,000 for the quarter ended June 30, 1997 and net losses of $249,000 for the quarter ended September 31, 1997. The Company expects to incur losses for at least the fourth quarter of 1997 as it continues to promote and expand its current publications and develop and launch new products.* There can be no assurance that during the remainder of 1997 or thereafter the Company will be able to increase its revenues or become profitable. The Company's potential future growth and profitability depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia, maintain the circulation base of NewMedia, have a productive advertising sales force which includes recently-hired sales people, control its costs and successfully implement its marketing and product strategy.* There can be no assurance that the Company will be successful in any of these efforts.

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

Risks Associated with Transition to New Publishing Strategy

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

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

Risks Associated With Sales and Marketing Strategy

The Company's ability to achieve future profitability depends upon the success of the Company's strategy to add sales personnel in key markets and to increase the productivity of existing sales personnel. In October 1997, the Company appointed a new East Coast Advertising Director and a Silicon Valley Senior Advertising Manager, and the Company intends to hire additional advertising sales personnel in future periods. New sales personnel typically take from six to nine months to become fully productive, and therefore the Company's operating results during such time may be adversely affected by the hiring of such personnel. In addition, there can be no assurance that such new sales personnel will achieve sufficient advertising revenue to become profitable for the Company after the first six to nine months or at all. Any failure of one or more of the new personnel to become productive will have a material adverse effect on the Company's operating results. Furthermore, the Company's revenues from advertising sales depends upon a small number of key sales personnel. Any inability of such personnel to maintain or increase existing sales levels, or any turnover in such personnel, would have a material adverse effect on the Company's operating results.

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

Dependence on Key Management and Sales Personnel

The Company's success depends to a large extent upon the efforts and abilities of key managerial employees, including without limitation, Richard Landry, Todd Hagen and Dan Ruby, the Chief Executive Officer, Chief Financial Officer and Vice President, Editorial, respectively, of the Company. The Company's success also depends on the performance of key sales personnel. The loss of any of these key managers or sales personnel could have a material adverse effect on the Company. The Company has not entered into employment agreements with its executive officers and carries no key man insurance on their lives. The success of the Company's business will also depend upon its ability to continue to attract and retain qualified employees. Competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

Possible Delisting of Securities from Nasdaq SmallCap Market

While the Company's Common Stock meet the current Nasdaq listing requirements and is currently included on the Nasdaq SmallCap Market ("Nasdaq"), there can be no assurance that the Company will meet the criteria for continued listing. Nasdaq has recently adopted more stringent financial requirements for listing on Nasdaq. With respect to continued listing, such new requirements are (i) either at least $2,000,000 in tangible assets, a $35,000,000 market capitalization or net income of at least $500,000 in two of the three prior years, (ii) at least 500,000 shares in the public float valued at $1,000,000 or more, (iii) a minimum Common bid price of $1.00, (iv) at least two active market makers, and (v) at least 300 holders of the Common Stock. The Company will have to meet and maintain such new requirements. The Company currently does not meet the tangible assets, market capitalization or net income requirements. Although the Company believes that it will meet the net tangible asset requirement by the time that the new rules go into effect through the issuance of additional equity securities, there can be no assurance that the Company will be able to close the issuance and sale of the equity securities by that time or at all, in which case the Company will be subject to delisting by Nasdaq. In the event of delisting by Nasdaq, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions and lower prices for the Company's securities than might otherwise be attained.

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

The Company signed an agreement in September 1997 with its largest shareholder, MK Global Ventures in association with its MK GVD Fund, to invest in additional capital of the Company to finance operations. Under the Series H Preferred Stock Purchase Agreement, MK GVD Fund agreed to invest up to $400,000 on or before June 30, 1998. The price per share of this Series H Preferred Stock, which the Company has not registered under the Securities Act of 1933, as amended, was 85% of the fair market value of the Company's common stock based on the average of the closing bid price per share for the ten trading days ending five business days before the closing of the investment. Shares of Series H Preferred Stock, which carry a 5% dividend, are convertible at the option of the holder at any time into shares of Common Stock in an amount equal to the Initial Sales Price divided by the appropriate Conversion Price. In September 1997, the Company issued 117,000 shares of Series H Preferred Stock under this agreement at a price of $2.136 per share, for aggregate proceeds of approximately $250,000. These proceeds will be primarily used by the Company to fund operating losses and working capital requirements. This leaves a balance of up to approximately $150,000 which the MK GVD Fund has agreed to invest in Series H Preferred Stock on or before June 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

                  (a) No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1997.



Items 1, 3, 4 and 5 are not applicable  and have  been omitted.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 13, 1997              HyperMedia Communications, Inc.


                                        By: /s/ Todd Hagen
                                           -------------------------------------
                                            Todd Hagen
                                            Vice President of Finance and
                                            Administration and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)