Form 10-K
period 1997-12-31
HYPERMEDIA COMMUNICATIONS INC
filed 1998-03-27
CIK 894680

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1997 or

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

                    901 Mariner's Island Boulevard, Suite 365
                           San Mateo, California 94404
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (650) 573-5170

                             -----------------------

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 6, 1998, in the Nasdaq SmallCap Market, was approximately $1,900,000. For purposes of this disclosure, shares of Common Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock held by each officer and director of the registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 6, 1998, the registrant had 3,200,137 shares of Common Stock, 8,064,516 shares of Series E Preferred Stock, 82,250 shares of Series F Preferred Stock, 50,344 shares of Series G Preferred Stock, 117,000 shares of Series H Preferred Stock, 28,800 shares of Series I Preferred Stock and 105,000 shares of Series J Preferred Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998, is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

================================================================================

                                                  TABLE OF CONTENTS
                                                                                                               Page
                                                                                                               ----
PART I            ............................................................................................... 2
         ITEM 1.           BUSINESS.............................................................................. 2
         ITEM 2.           PROPERTIES........................................................................... 10
         ITEM 3.           LEGAL PROCEEDINGS.................................................................... 10
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................. 10

PART II           .............................................................................................. 11
         ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                           RELATED SHAREHOLDER MATTERS.......................................................... 11
         ITEM 6.           SELECTED FINANCIAL DATA.............................................................. 12
         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS.................................................. 13
         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................... 22
         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE.................................................. 22

PART III          .............................................................................................. 23
         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................... 23
         ITEM 11.          EXECUTIVE COMPENSATION............................................................... 24
         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT........................................................................... 24
         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................... 24

PART IV           .............................................................................................. 25
         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                           ON FORM 8-K ......................................................................... 25

REPORT OF INDEPENDENT ACCOUNTANTS............................................................................... 29

BALANCE SHEET................................................................................................... 30

STATEMENT OF OPERATIONS......................................................................................... 31

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)..................................................................... 32

STATEMENT OF CASH FLOWS......................................................................................... 33

NOTES TO FINANCIAL STATEMENTS................................................................................... 34

SIGNATURES...................................................................................................... 42

INDEX TO EXHIBITS............................................................................................... 43

                                     PART I

ITEM 1.  BUSINESS

         This Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from those anticipated in these forward-looking  statements  as a result of the  factors  set forth below and in
"Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are indicated with an asterisk.

The Company

         HyperMedia Communications, Inc. (the "Company" or "HyperMedia"), incorporated in California in August 1989, publishes NewMedia Magazine ("NewMedia"), the largest publication serving the corporate digital content market. "Digital content" is information created using computer-based video, audio, graphics, animation and Internet technologies. Companies use digital content in building brand awareness through marketing, advertising, promotions, corporate presentations and sales and technical training. Corporate digital content creators utilize a wide array of digital communications technologies, including Internet development tools and services, desktop and portable personal computers, workstations, servers, audio/video compression and editing equipment, graphics hardware and software, high-density storage devices and video conferencing systems. Digital professionals will spend more than $88 billion on computers, software, peripherals, learning and support for digital content production from 1996 to 1999, according to a report prepared by GISTICS Incorporated.* The highest paid digital professionals will have the greatest influence over how the $88 billion is spent. Digital media output is actively employed in a broad range of businesses and disciplines, such as brand identity (including presentations, training and collateral), advertising, publishing, brand merchandising, film, music, radio, television, cable television, video production, theme parks and computer media. More than 86% of all digital media output is connected to branding identity and advertising.

         Starting in the second quarter of 1998, NewMedia will be published monthly to more than 215,000 digital content creators.* According to a recent analysis conducted for the Company by BPA International ("BPA") of NewMedia subscriber demographic data, the average subscriber to the publication has represented that they are personally involved in the purchase of approximately $1,100,000 worth of digital content-related hardware, software and services in a twelve-month period.* NewMedia's mission is to give its readers the tools to be successful digital content creators by identifying the newest products, technologies and strategies that will keep their businesses competitive. Revenue from NewMedia is derived primarily through the sale of advertisements in the magazine.

         HyperMedia also produces the NewMedia INVISION Awards Festival, the largest juried digital media competition in the world. The program seeks out the highest achievements in digital content creation for business, entertainment, marketing, government and education. The 1998 NewMedia INVISION Festival will include a 6,000 square foot PLAYLAND Gallery, Evening New Media Showcases and a two day Digital Creativity conference.*

         HyperMedia also publishes newmedia.com, an award-winning World Wide Web site of news, information, products and services for the digital content creation market. The Company recently introduced "i.Serv," an innovative electronic reader service capability that uses the immediacy and interactivity of the Web to respond to readers' product information requests in minutes instead of months.

         HyperMedia is also exploring opportunities to expand its business by developing new magazines, both print and electronic, events and other related products aimed at the corporate digital content creator marketplace.*


------------------------

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

Market Background

         The Digital Content Market

         In 1996, U.S. companies spent $157 billion producing digital content to promote their products and services, according to the Annual Interactive Telemedia and Multimedia Industry Assessment by GISTICS Incorporated ("GISTICS"). The $157 billion figure is an 18% increase over 1995 spending on digital content for brand promotion. Research results estimate that spending on digital content production will grow from 15 to 18 percent annually for the rest of the decade, reaching approximately $275 billion by 1999.*

         The GISTICS report indicates that more than 86 percent of all digital content production is connected to corporate branding activities, such as marketing, advertising, promotions, corporate presentations, sales and technical training. Branding offers the greatest employment opportunities for digital content professionals. Jobs related to digital content production for corporate branding increased by 24 percent in 1996.

         Digital content creators will account for $88 billion in expenditures from 1996 to 1999 in areas such a computers, software, peripherals, infrastructure, support and learning, according to the GISTICS study. These digital professionals are investing heavily in work stations, web tools, networks and information. Digital spending is the greatest per person and growing the fastest in larger organizations and companies.

         In absolute dollars, digital spending is the largest on computers and software. The areas showing the fastest growth rates are in software, peripherals, learning and infrastructure. In the software market, digital content creators' spending is highest in authoring tools, especially in the areas of Internet web tools and asset management. In the infrastructure market, investments in networks and servers are the strongest.

         Many large multinational technology corporations, including Adobe, Apple, Autodesk, Compaq, Dell, Digital, Epson, Fujitsu, Hewlett Packard, IBM, Intel, Iomega, Macromedia, Microsoft, Mitsubishi, Philips, Sharp, Silicon Graphics, Sun Microsystems, Texas Instruments, and 3M are developing and marketing products specifically targeted to this market.*

         The Digital Elite

         The top-paid digital content creators are called the Digital Elite because they disproportionately influence how companies spend money on technology. According to the GISTICS study, in 1996 3,468,000 digital content creators spent $18.5 billion. In the same period, the 309,858 top-paid Digital Elite directly influenced $10.1 billion in digital media purchases, representing
54.5 percent of the total. Therefore, the GISTICS study concludes, the top 10 percent best paid, most highly motivated and technically advanced of digital content creators control more than 50 percent of all spending on digital technology.

         Over 60 percent of the Digital Elite, according to the GISTICS research, are advanced users of digital technology who create core applications that drive business growth. The Digital Elite are also senior managers who lead their organizations in purchasing digital technology. The Digital Elite are primarily found in in-house branding organizations and large companies.

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         NewMedia magazine reaches more members of the Digital Elite than any other technology magazine, according to the GISTICS research study. Approximately 45% of the Digital Elite read NewMedia magazine. No other cross-platform technology publication measured in the study had more than 15% coverage of the Digital Elite. Publications aimed at the information systems marketplace, such as InfoWorld, PC Week and PC Magazine, had 8 percent or under penetration into this market.

         Research conducted by the Company shows that NewMedia subscribers read NewMedia more avidly than any other technology publication. Approximately 75 percent of subscribers are reading four out of every four issues of NewMedia, according to a 1997 Readership Profile Survey conducted by the Company. By comparison, less than 21 percent of subscribers read four out of every four of other surveyed publications, including InfoWorld, PC Week, Wired and others.

         Computer-Related Periodicals

         HyperMedia's primary product, NewMedia, is a controlled-circulation periodical publication serving corporate digital content creators. Computer-related periodicals typically adopt a strategy designed either to serve subscribers in the broad consumer market or to reach subscribers in the more targeted professional market. Whereas the consumer segment accounts for a high volume of potential buyers of computer-related products and services, the Company believes that the value of this segment is limited by the relatively low volume of purchases made by each individual consumer, by the intense price- and profit-margin pressures that characterize the segment, and by competition from broad-based media, such as television, radio, general consumer magazines and newspapers. By contrast, the Company believes the professional segment is characterized by higher volume purchases per individual versus the consumer segment, with potentially higher profit margins for computer-related product vendors, due to the professional nature of the products.

         Periodicals are generally marketed as either paid-circulation periodicals or controlled-circulation periodicals, such as NewMedia. A paid-circulation periodical is purchased by the reader, either through subscription or by paying the newsstand price, and the publisher establishes no other criteria for receipt of the publication. Paid-circulation publications frequently compete on the basis of total audience size and on lowest cost, or efficiency, of reaching the publication's readership.

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

         According to an analysis of NewMedia subscriber demographic information conducted for the Company by BPA, the average subscriber to NewMedia during 1997 has represented that they will be personally involved in the purchase of approximately $1,100,000 worth of digital media hardware, software, and services during a twelve-month period. The Company believes that this is the highest purchase power established among digital content creator-related publications in the U.S. market. In the 1997 IntelliQuest Computer Industry Media Study (CIMS tm), NewMedia beats InfoWorld, PC Week, Interactive Week, and Web Week in the median total expenditures of their respective readers.

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Business Strategy

         NewMedia Magazine

         The Company launched NewMedia in January 1991. A controlled-circulation periodical, NewMedia targets professionals who are in the corporate digital content creator marketplace. A significant portion of those readers are the Digital Elite, who are the top 10 percent of digital professionals. They account for more than 50 percent of digital technology purchases in their marketplace. "Digital content" is information created using computer-based video, audio, graphics, animation and Internet technologies. Companies use digital content in building brand awareness through marketing, advertising, promotions, corporate presentations and sales and technical training. Corporate digital content creators utilize a wide array of digital communications technologies, including Internet development tools and services, desktop and portable personal computers, workstations, servers, audio/video compression and editing equipment, graphics hardware and software, high-density storage devices and video conferencing systems. The Company's business strategy is to position NewMedia as the leading periodical publication serving the corporate digital content creator marketplace and to leverage this leadership position by developing and launching related products for the professional new media market.* The Company's strategy for NewMedia includes an emphasis on editorial position, circulation size and demographic characteristics, and branding programs.

         Editorial Position

         The primary mission of NewMedia is to give readers the tools to be successful digital content creators by identifying the newest products, technologies and strategies that will keep their business competitive. NewMedia's editorial package focuses extensively on the products, technologies, and business strategies that the subscribers need to know in order to help their companies achieve success in creating dynamic Internet web sites and other cutting-edge digital applications that drive corporate revenues.

         The editorial content includes case studies and analyses of the cutting-edge of digital content creation in order to help readers better sell and market goods and services, and communicate more effectively with customers, suppliers and employees. NewMedia magazine features opinions from leading commentators on the digital economy. Product comparisons include extensive return on investment (ROI) information useful to managers. Articles in the magazine include extensive links to the Internet and to newmedia.com, NewMedia magazine's companion web site.

         The magazine specializes in comprehensive comparative product reviews supported by the NewMedia Lab, a state-of-the art digital content testing studio. In 1994, the Company established the NewMedia Lab with the express purpose of developing test suites and conducting comparative analyses of professional new products that will help readers create successful digital content.

         Circulation

         In 1996, as part of its publishing strategy to emphasize the professional market for corporate digital content creation, the Company established a guaranteed circulation base for NewMedia of 215,000 qualified subscribers and simultaneously increased the demographic criteria that potential subscribers are required to meet in order to qualify to receive a subscription to the periodical. When NewMedia was launched in 1991, its circulation base was 17,000 qualified subscribers.

         As a result of this strategy, the Company believes that NewMedia remains the highest circulation periodical serving the professional market for corporate digital content creation and also that its subscriber base has been qualified according to the highest purchase criteria established among professional digital content creation-related publications in the U.S. market.

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         According to a recent analysis of NewMedia subscriber demographic information conducted for the Company by BPA, the average subscriber to NewMedia during 1997 has represented that they will be personally involved in the purchase of approximately $1,100,000 worth of hardware, software, and services during a twelve-month period.* This represents a more than 100 percent increase from the approximate $500,000 average purchasing power for NewMedia subscribers in 1996.

         To the Company's knowledge, no similar purchase criteria have been verified by BPA for competing publications serving the new media market, such as AV Video/Multimedia Producer, DV Magazine, Interactivity, or PC Graphics & Video. In the field of publications for the information systems marketplace, periodicals exhibiting similar BPA-audited purchase criteria include Infoworld and PC Week, which are generally considered the leading periodical publications serving the office computing market.

         The Company intends to pursue this strategy by making a substantial investment in solicitations to its target audience.* In 1997, the Company expanded the methods to target potential subscribers (or to renew existing customers), from primarily direct mail, to include the Internet, email, telemarketing and faxing. To qualify to subscribe to NewMedia, the respondent must complete a questionnaire and meet certain criteria. Upon return of the questionnaire, the publisher analyzes the responses and determines whether the respondent has the desired characteristics to become a qualified subscriber. The Company is a member of BPA International, an independent auditing organization that verifies the Company's guaranteed average circulation base and demographic data. While the Company believes that this strategy will improve the Company's sales in the future, the Company has experienced decreased sales levels in recent periods, and no assurance can be given that the Company's circulation strategy will result in such improved sales levels in the future.

         Publishing Frequency

         In order to better serve the professional market for corporate digital content creation, starting in the second quarter of 1998, NewMedia is adopting a monthly publishing schedule.* The Company had increased the publishing frequency of NewMedia to 16 times per year from a monthly schedule (plus a tool guide) at the beginning of 1996. The change back to a monthly publishing schedule reflects the strong preference of NewMedia advertising clients for a standard monthly publishing frequency. Many advertising clients indicated a preference to appear in every issue of NewMedia, and a monthly publishing schedule is expected to make this opportunity available to a larger number of them.* Although the Company believes that its change back to a monthly publishing schedule responds to client preferences, there can be no assurance that existing clients will continue  to  advertise  in  NewMedia  at  current  rates or that the  Company's publishing strategy will be preferred by new advertising customers and therefore, that the publishing strategy will result in improved sales levels.

         Branding Programs

         The Company has developed a number of branding programs that have the effect of supporting its leadership position in the corporate digital content creation marketplace.

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

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         Finally, the Company also produces the NewMedia INVISION Awards Festival, the largest juried digital media competition in the world. From 1994 through 1996, the NewMedia Invision Awards have been presented at the computer industry trade event Comdex/Spring. In 1997, the program was transformed into a stand alone three day festival held in November 1997 at the Yerba Buena Gardens in San Francisco. Sponsors for the 1997 festival included Microsoft, Silicon Graphics, Apple, Ziff-Davis, NeTpower, Tri-Star, Macromedia and others. The company intends to continue to expand the breadth of the festival to include a three day conference for digital media professionals in 1998. * The NewMedia INVISION Awards Festival could also be used as a model for future new HyperMedia events. *

         Advertising Sales

         Revenue from NewMedia is derived principally from advertisers. As part of the increase in the quality of NewMedia's subscriber base and of the increased paper and postage costs, the Company increased the price for a one-time, full-page, four-color advertisement from $17,845 to $19,995. According to a recent analysis of NewMedia subscriber demographic information conducted by the Company, the average subscriber to NewMedia during 1997 has represented that they will be personally involved in the purchase of approximately $1,100,000 worth of hardware, software and services during a twelve-month period as compared to approximately $500,000 measured in a similar study in 1996.*

         The Company currently sells advertising in NewMedia through a sales force of six senior outside sales representatives, three inside sales representatives, a sales assistant, an associate publisher and a publisher. As compared to January 1997, the size of the sales force has almost doubled due to a combination of increased outside sales people and internal sales support and infrastructure. The sales staff is organized primarily on a geographical basis, although some key accounts are handled by management. In addition, a team-selling approach has been adopted pairing outside sales people with inside sales representatives for support and telemarketing. Formatted fractional advertising space is sold through a nationwide telemarketing effort. Sales presentations are made both to marketing staffs within client organizations and to the advertising agency staffs that advise these clients, develop their advertising programs and often decide which publications to include in their advertising schedules. Direct sales are supplemented by direct-mail marketing campaigns, trade show promotions, special events and the publication of the Company's results of research regarding the demographic profile and purchase intentions of NewMedia's subscribers.

         Companies that have regularly advertised in NewMedia include: 3M, Adaptec, Adobe, Apple, Asymetrix, Compaq, Corel, Data Translation, Dell, Digital Equipment Corporation, Elo Touch, Epson, Fujitsu, Hewlett-Packard, In Focus, IBM, Intel, Intergraph, Iomega, Kingston, LaCie, Lockheed Martin, Macromedia, Microsoft, Mitsubishi, NetPower, Panasonic, Philips, Play, Sharp, Silicon Graphics, Sony, Tri-Star and Truevision. The advertising agreements entered into by these companies generally commit the advertiser to place from four to sixteen (or more) pages of advertisements in NewMedia within a 12-month period.

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         Production

         NewMedia is produced in-house on a desktop publishing system, which creates page layouts of editorial material electronically. Desktop publishing allows for high quality publishing at minimal cost. This editorial material is then shipped on disks to outside service bureaus for production and assembly with advertising material. The output from the service bureaus is then checked for quality and accuracy by the Company's editorial and production department. Once all corrections have been made, the output from the service bureaus is sent to outside printers for printing, assembly and processing for distribution. The printer labels and mails the magazine to NewMedia's subscriber list. The subscriber list is provided by a specialized data processing house. A small percentage of copies of the issue are forwarded to a newsstand distribution center for direct sales at newsstands. The balance of the issues ordered, plus any overruns, are shipped to the Company for use in-house.

         Competition

         The computer-related periodical publishing field is highly competitive. Many of the Company's competitors have substantially greater financial, sales and marketing resources than the Company.

         A number of periodical publications serve the professional market for digital content creation. These publications include AV Video/Multimedia Producer, Computer Graphics World, DV Magazine, Interactivity, Internet World and 3D Design. In addition, a number of magazines serve the consumer market for digital and Internet technology. These publications include Computer Life, HomePC, Family PC, Yahoo! Internet Life and Wired.

         Computer-related periodicals that serve the office computing market also report upon digital content creation topics and therefore compete with NewMedia. These publications include paid-circulation magazines such as PC Magazine, MacUser, Macworld, Byte, PC World and Windows, and controlled-circulation magazines such as Infoworld, PC Week, MacWeek, Interactive Week and Internet World (previously titled Web Week).

         In an independent study conducted in 1997 by the market research firm IntelliQuest, the average NewMedia subscriber reported greater spending per person on technology products (in terms of median total expenditures) than Interactive Week, Internet World, InfoWorld, PC Week and MacWeek. In this same study, the spending per person on technology products by the average NewMedia subscriber was greater than the average readers of PC Week and InfoWorld combined. In addition, the percentage of top decision makers (in terms of management readership) of NewMedia subscribers was higher than Interactive Week, Web Week, InfoWorld, PC Week and MacWeek.

         The Company expects that its greatest long-term competition for advertising market share will come from computer-related periodicals, as they attempt to address the growing digital content creation market.* Moreover, because digital content creation technology is comprised of such a broad array of related technologies and because digital media has been found useful to address a wide variety of organizational problems, the Company believes that advertising clients will prefer to advertise in publications that have a broad circulation base.* In order to compete effectively, the Company adopted a strategy to position NewMedia as the highest circulation periodical serving the professional market for digital content creation.* Although the Company believes that it would take significant resources and/or time for its competitors to obtain a qualified subscriber base comparable to that of NewMedia, there can be no assurance that computer-related publications serving the office computing market will not successfully compete for advertising revenues in the corporate digital content creation market.

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         New Product Development

         In September 1995, HyperMedia launched newmedia.com, NewMedia magazine's companion web site. Newmedia.com is an award-winning World Wide Web site of news, information, products and services for the digital content creation market. The Company recently introduced i.Serv, an innovative electronic reader service capability that uses the immediacy and interactivity of the Web to respond to readers' product information requests in minutes instead of months. The Company believes that the market for Internet services such as newmedia.com and i.Serv, although still nascent, will expand rapidly in the coming years.* The Company expects to devote resources in 1998 to develop the potential of newmedia.com and i.Serv as an advertising-supported electronic publishing medium for the corporate digital content creation market.* If the expenses incurred to develop newmedia.com and i.Serv as an advertising supported electronic publishing medium do not result in corresponding sales for the Company, the Company's business, operating results and financial condition will be adversely affected.

         In addition to publishing NewMedia and newmedia.com, HyperMedia is exploring opportunities to expand its business by developing new magazines and other print and electronic media targeted to the professional digital content creation market, professional new media-related events, and other related products.* The company intends to continue to expand the breadth of the NewMedia INVISION Awards Festival to include a three day conference for digital media professionals in 1998.* The NewMedia INVISION Awards Festival could also be used as a model for future new HyperMedia events.* There can be no assurance that such ancillary products will be developed, or if developed, that they will be profitable.

         The Company may also acquire complementary products or businesses as opportunities arise, although there are no current agreements or negotiations to do so.*

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         Employees

         As of December 31, 1997, the Company employed approximately 36 people on a full-time basis. The Company believes that its relations with its employees are good. None of the employees is represented by a labor union or covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         The Company's executive office is located in approximately 7,526 square feet of space at 901 Mariner's Island Boulevard, Suite 365, San Mateo, California 94404. The Company leases the facility pursuant to a lease that was renewed in March 1997 and expires in April 2000. Under the terms of the renewed lease, the Company will pay monthly rent of approximately $23,200 starting in January 1998.

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

                  Fiscal Quarter                          High ($)       Low ($)
                  --------------                          --------       -------
   First quarter ended March 31, 1996                      4 3/16        2 1/2
   Second quarter ended June 30, 1996                      3 5/8         2 7/8
   Third quarter ended September 30, 1996                  3 3/8         2 1/4
   Fourth quarter ended December 31, 1996                  2 9/16        1 3/8
   First quarter ended March 31, 1997                      3 1/2         1 9/16
   Second quarter ended June 30, 1997                      3 1/2         1 7/8
   Third quarter ended September 30, 1997                  3             2
   Fourth quarter ended December 31, 1997                  3.1406        1


         As of March 6, 1998, there were approximately 600 holders of the Company's Common Stock.

         The Company has never paid cash dividends on any shares of its capital stock and the Company's Board of Directors intends to continue this policy for the foreseeable future. In addition, pursuant to the terms of the Company's $1,000,000 line of credit, the Company may not declare or pay any dividends without the bank's prior approval. The Company's ability to pay dividends on its Common Stock will also be limited by the preferences of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock, and may be limited by the terms of future Preferred Stock issuances or indebtedness. Earnings, if any, will be used to finance the development and expansion of the Company's business. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

         In June 1997, the Company raised $100,287 (before issuance costs) through the sales of 50,344 shares of Series G Preferred stock. In September 1997, the Company raised $249,912 (before issuance costs) through the sales of 117,000 shares of Series H Preferred stock. In December 1997, the Company raised $449,856 (before issuance costs) through the sales of 28,800 shares of Series I Preferred stock. In February 1998, the Company raised $1,299,900 (before issuance costs) through the sales of 105,000 shares of Series J Preferred stock. These securities were sold to its largest shareholder, MK Global Ventures, in association with its MK GVD Fund.

         Each of the foregoing issuances of securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4 (2) of the Securities Act as transaction by an issuer not involving any public offering. In addition, the recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

ITEM 6.       SELECTED FINANCIAL DATA

                                                                            Year Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                   1993              1994              1995              1996             1997
                                                -----------       -----------       -----------       -----------       -----------
                                                                                  (In thousands)
Statement of Operations Data:

Revenues .................................      $     6,245       $     9,284       $     9,754       $     8,618       $     7,637
                                                -----------       -----------       -----------       -----------       -----------
Expenses:
   Editorial .............................              904             1,386             1,309             1,228             1,151
   Production ............................            1,803             2,377             2,745             2,373             1,922
   Circulation ...........................            1,291             2,414             2,275             2,072             2,088
   Sales and marketing ...................            2,118             2,922             2,522             2,269             2,318
   Product development ...................              246               103                36                29                40
   General and administrative ............            1,433             1,692             1,318               914               972
                                                -----------       -----------       -----------       -----------       -----------
     Total expenses ......................            7,795            10,894            10,205             8,885             8,491
                                                -----------       -----------       -----------       -----------       -----------

Loss from operations .....................           (1,550)           (1,610)             (451)             (267)             (854)
Interest and other expense, net ..........             (241)               (6)              (11)              (24)              (32)
                                                -----------       -----------       -----------       -----------       -----------
Net loss .................................      $    (1,791)      $    (1,616)      $      (462)      $      (291)      $      (886)
                                                ===========       ===========       ===========       ===========       ===========
Basic and diluted net loss per
   share(1) ..............................      $     (0.65)      $     (0.54)      $     (0.15)      $     (0.10)      $     (0.28)
                                                ===========       ===========       ===========       ===========       ===========
Weighted average common shares
   outstanding (1) .......................        2,758,407         3,010,730         3,011,433         3,019,004         3,185,043


                                                                                            December 31,
                                                                  ------------------------------------------------------------------
                                                                   1993           1994           1995           1996           1997
                                                                  ------         ------         ------         ------         ------
                                                                                            (In thousands)
Balance Sheet Data:
Working capital (deficit) ...............................         $2,543         $  750         $  396         $  442         $  575
Total assets ............................................          4,344          3,285          2,247          2,584          2,452
Long-term obligations, excluding
   current portion ......................................           --             --             --             --             --
Mandatorily Redeemable
   Convertible Preferred Stock (2) ......................          1,049           --             --             --             --
Shareholders' equity (deficit) ..........................         $2,106         $1,547         $1,085         $1,068         $1,026

(1) See Note 2 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

(2)  See Note 7 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Factors Affecting Operating Results and Market Price of Stock" and "Business." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward looking statements are indicated with an asterisk.

Results of Operations

         The Company is engaged primarily in the development, production, marketing and sales of its magazine, NewMedia, and its Internet World Wide Web site, newmediaocom, and in the development of new publications serving the professional market for digital content creation. The Company also produces an annual awards competition, the NewMedia INVISION Awards Festival, which is a juried digital media competition seeking out the highest achievements in digital content creation.

         The 1997 publishing plan focused NewMedia on serving the professional market for corporate digital content creation, including Internet products and services. The guaranteed average circulation base remained unchanged in 1997 and 1996 at 215,000, down slightly from 250,000 in 1995. Advertising rates per page were increased. The publishing plan started in 1996 required the magazine's subscribers to meet significantly more stringent qualification criteria was continued. As a result of these criteria, the purchasing power of digital media products and services of the average subscriber increased to approximately $1,100,000 at the end of 1997, which was more than a 100 percent increase from approximately $500,000 at the end of 1996 and a step up from less than $200,000 for 1995. NewMedia continued its 16 times publishing frequency in 1997 that began in 1996 as part of the 1996 publishing strategy. This was an increase from the 1995 monthly publishing rate plus a tool guide for a total of 13 times. The 1998 publishing strategy, which will be implemented in the second quarter, will return NewMedia to a monthly publishing frequency. * This publishing schedule is the result of NewMedia's advertising clients expressing a strong preference for a standard monthly publishing frequency as opposed to the previous 16 times schedule. The Company intends to continue the guaranteed average circulation base of 215,000 in 1998. *

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statement of operations.
                                                                                             Year Ended December 31,
                                                                                   ------------------------------------------------
                                                                                   1995                  1996                  1997
                                                                                   ----                  ----                  ----
Revenues .........................................................                 100%                  100%                  100%
Expenses:
   Editorial .....................................................                  14                    14                    15
   Production ....................................................                  28                    28                    25
   Circulation ...................................................                  23                    24                    27
   Sales and marketing ...........................................                  26                    26                    30
   Product development ...........................................                --                    --                       1
   General and administrative ....................................                  14                    11                    13
                                                                                  ----                  ----                  ----
     Total expenses ..............................................                 105                   103                   111
                                                                                  ----                  ----                  ----
Loss from operations .............................................                  (5)                   (3)                  (11)
Interest and other expense, net ..................................                --                    --                    --
                                                                                  ----                  ----                  ----
Net loss .........................................................                  (5)%                  (3)%                 (11)%
                                                                                  ====                  ====                  ====

-----------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         Revenues

         Revenues decreased to $7,637,000 in 1997 from $8,618,000 in 1996 and $9,754,000 in 1995, primarily as a result of decreases in advertising sales in NewMedia. The Company believes that the decrease in net advertising revenue is related to a number of market factors, including the migration of digital content development from CD-ROM based media to the Internet and shifts in the Macintosh hardware and software market, as digital content creators make a transition toward increased use of Windows based workstations.

         The Company also announced key personnel changes during the fourth quarter of fiscal 1997 in NewMedia's two largest advertising sales territories. As part of these changes, a new East Coast Advertising Director and Silicon Valley Senior Advertising Manager joined the company. The Company intends to increase advertising sales personnel starting in the fourth quarter of 1997 and extending into 1998, in an effort to take advantage of anticipated growth in digital content creation advertising in 1998. *

         In the fourth quarter of 1997, Windows and Unix based systems advertising in NewMedia magazine grew by 100%, versus the prior-year period, led by advertising from Compaq, Dell, Digital, IBM, NeTpower and Tri-Star. In the 1997 IntelliQuest Computer Industry Media Study (CIMS(TM)), NewMedia magazine beat Infoworld, PC Week, Interactive Week and Wired in the percentage of readers who are personally involved in purchasing desktop PC's and workstations for their organization.

         Editorial Expenses

         Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $1,151,000 in 1997, compared to $1,228,000 in 1996 and $1,309,000 in 1995. Editorial expenses decreased slightly in 1997 due to lower headcount, cost control programs, and the sale of the Macromedia User Journal ("MUJ") in the third quarter of 1996, partially offset by the increased expenses associated with newmediaocom. The lower level of expenses in 1996 were a result of general cost controls. The Company expects that editorial expenses will decrease during 1998 as a result of the lower number of issues associated with the 1998 publishing strategy. *

         Production Expenses

         Production expenses, consisting primarily of the costs for design, materials and printing of NewMedia, were $1,922,000 in 1997, compared to $2,373,000 in 1996 and $2,745,000 in 1995. The decrease in production expenses in 1997, as compared to 1996, is primarily attributable to the absence in 1997 of the one-time advertiser promotion costs associated with polybagging issues of NewMedia for various online services in 1996. The lower number of advertising pages printed, partially offset by higher paper prices, also impacted the decreased production costs in 1997. Production expenditures were lower in 1996 in comparison to 1995, primarily as a result of a decrease in guaranteed average circulation from 250,000 to 215,000 and declining paper costs, which were partially offset by the increased publishing schedule of NewMedia. Production expenses are expected to remain relatively flat in 1998, as the result of a projected increase in advertising pages, if any, and higher paper costs, which will be offset by the lower number of issues to be published in 1998.*

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         Circulation Expenses

         Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the direct mail promotions of the Company's publications, were $2,088,000 in 1997, compared to $2,072,000 in 1996 and $2,275,000 in 1995. The slight increase in 1997 is primarily the result of the larger circulation development expenditure amortization, partially offset by the mailing costs and the sale of the MUJ in the third quarter of 1996. The Company capitalizes its circulation development expenditures and amortizes them over a 12 month period. As of December 31, 1997 and December 31, 1996, the unamortized portion of these expenditures was $465,000 and $471,000, respectively, which is included in prepaid expenses on the balance sheet. As part of the Company's publishing strategy in 1996 and 1997, the minimum readership qualifications to receive the magazine were significantly more stringent. As a result of these new criteria, the purchasing power of new media products and services of the average subscriber increased to approximately $1,100,000 at the end of 1997, from approximately $500,000 at the end of 1996 and less than $200,000 in 1995. The Company intends to maintain the higher minimum readership qualifications to receive the magazine in 1998. * The reduction in 1996 is primarily attributable to cost controls, partially offset by increased fulfillment and mailing costs associated with the increased publishing schedule of NewMedia. Circulation expenses are expected to decrease in 1998 as the result of the impact of the frequency based on the 1998 publishing strategy.*

         Sales and Marketing

         Sales and marketing expenses were $2,318,000 in 1997, compared to $2,269,000 in 1996 and $2,522,000 in 1995. The increased expenditures in 1997 were primarily attributable to the expansion of the NewMedia INVISION Awards Festival, higher expenditures on sales and marketing programs, and increased sales compensation expenses, including those related to the hiring of new sales personnel in the fourth quarter of 1997. In 1996, the NewMedia INVISION Awards program was part of Spring Comdex held during the second quarter of 1996. In 1997, the NewMedia INVISION Awards program was expanded to be a three-day festival presented November 10 to 12, 1997, at the Center for the Arts in Yerba Buena Gardens in San Francisco. Sponsors for the event included Microsoft, Silicon Graphics, Apple, Ziff-Davis TV, Macromedia and others. The reduced expenses in 1996, as compared to 1995, were primarily attributable to cost control measures and lower trade show expenditures. These reductions in 1996 were partially offset in the second half of 1996 by expenditures on marketing programs for the 1996 IntelliQuest Computer Industry Media Study (CIMS(TM)), a newly revised media kit, branding programs and other tools. Sales and marketing expenses are expected to increase in 1998 because of larger commission costs associated with increased advertising pages, if any, higher sales compensation expenses due to increased headcount, and higher expenditures associated with the expansion of the NewMedia INVISION Awards Festival which will include a conference program. These expenses are expected to be partially offset by decreases in various costs associated with the lower number of issues, which is part of the 1998 publishing strategy. *

         Product Development

         Product development costs totaled $40,000 in 1997, as compared to $29,000 in 1996 and $36,000 in 1995, and consist of costs incurred in the development of new products, including the Internet World Wide Web site, newmedia.com. The Company plans to continue its product development efforts during 1998. *

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         General and Administrative

         General and administrative expenses were $972,000 in 1997, as compared to $914,000 in 1996 and $1,318,000 in 1995. The increased expenses in 1997, as compared to 1996, primarily reflect increased bad debt expense offset by lower consulting costs. The lower expenses in 1996, as compared to 1995, were primarily generated by the Company's cost control measures. General and administrative costs are expected to grow slightly in 1998, with expected increases in bad debt expenses that accompany anticipated revenue growth.*

         Interest and Other Income and Expenses

         Interest and other expenses were $32,000 in 1997, compared to $24,000 in 1996 and $11,000 in 1995. Interest expenditures rose in 1997 due to working capital requirements.

         Net Loss

         The Company incurred net losses of $886,000, $291,000 and $462,000, in 1997, 1996 and 1995, respectively. The decrease in NewMedia net revenue in 1997, partially offset by continued strong costs controls, was the primary contributor to the increased loss, as compared to 1996. Net expenses decreased by 1.4% for the Company in 1997, as compared to 1996. In addition, the Company increased sales and marketing costs and headcount in the second half of 1997 to position itself for the corporate digital content creator market place.

         Income Taxes

         At December 31, 1997, the Company had net operating loss carry forwards for federal income tax purposes of approximately $11,400,000, which may be utilized to reduce future taxable income through 2003, subject to certain limitations. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period. As a result of prior financings, which resulted in such an ownership change in April 1990, approximately $500,000 of the Company's net operating loss carryforwards are limited to usage of approximately $50,000 per year. Further, the initial public offering in March 1993 triggered another ownership change of greater than 50% and the potential benefits from utilization of tax carryforwards generated from April 1990 through the date of the offering, totaling approximately $5,600,000 will be limited. The approximate annual limitation on the utilization of those carryforwards is $700,000 provided that this amount is reduced to the extent that the net operating carryforwards generated through April 1990 are utilized. The exact limitation may change. Other conditions may also occur in the future which would cause the Company to lose, or further limit the use by the Company of some or all of these net operating loss carry forwards.

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Liquidity and Capital Resources

         The Company financed its operations and capital requirements through the date of its initial public offering in March 1993, principally through private sales of debt and equity securities and cash generated from operations. Since inception through December 1997, the Company has raised approximately $2,003,000 through the issuance of Preferred Stock, including $98,000 Series G Preferred Stock (net of issuance costs) sold in June 1997, $246,000 Series H
Preferred Stock (net of issuance costs) sold in September 1997, and $450,000 Series I Preferred Stock (before issuance costs) sold in December 1997 to its largest shareholder, MK Global Ventures in association with its MK GVD Fund. In addition, in February 1998 the Company raised approximately $1,300,000 through the sale of Series J Preferred Stock (before issuance costs) to its largest shareholder, MK Global Ventures in association with its MK GVD Fund. In its initial public offering in March 1993 (including the subsequent exercise in April 1993 of the underwriter's option to purchase an additional 210,000 shares of Common Stock), the Company received proceeds of approximately $6,350,000, net of underwriting discounts, commissions and issuance costs. Proceeds from the offering were used to repay bridge loans totaling $1,500,000, plus interest and loans from a shareholder totaling approximately $562,000. The remaining net proceeds from the Company's initial public offering were added to working capital to be used for financing operations.

         At December 31, 1997, the Company had approximately $575,000 in net working capital, and its principal source of liquidity consisted of approximately $269,000 in cash and a $1,000,000 line of credit limited to 70 percent of qualified accounts receivable. At December 31, 1997, there was zero outstanding under the line of credit. As a result of the conditions of the line of credit and the financial results of the 1997 fourth fiscal quarter, the Company had unused borrowing capacity of $681,000. Partial usage of unused borrowing capacity could be restricted by financial operating covenants. In March 1998, the $1,000,000 line of credit secured by 70 percent of qualified accounts receivable was renewed with similar terms, conditions and covenants for a period through March 1999.

         The Company signed an agreement in February 1998 with its largest shareholder, MK Global Ventures in association with its MK GVD Fund, to invest in additional capital of the Company to finance operations. Under the Series J Preferred Stock Purchase Agreement, MK GVD Fund agreed to invest, subject to MK Global's acceptance, up to $2,000,000 on or before August 21, 1998. The price per share of this Series J Preferred Stock, which the Company has not registered under the Securities Act of 1933, as amended, was 85% of the fair market value of the Company's common stock, based on the average of the closing bid price per share for the ten trading days ending five business days before the closing of the investment. As mentioned above, the Company drew approximately $1,300,000 of this capital commitment in February 1998.

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         The Company expects that it will continue to require significant amounts of cash to finance future operations.* The Company has not made or committed to make significant capital expenditures but may make such expenditures in the future.* The Company believes that the existing cash balances, together with cash generated from operations and borrowings available under its line of credit, will be sufficient to meet its cash requirements for at least 12 months.* There can be no assurance that the Company's anticipation of its cash requirements for the next 12 months will be correct. Thereafter, the Company anticipates that it may need to raise additional working capital, primarily through sales of debt or equity securities.* In addition, the Company may seek to raise additional working capital prior to the end of 1998 if it can raise such capital on acceptable terms.* The terms of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock and outstanding warrants grant the holders thereof certain preferential rights including conversion and/or registration rights, which may have a dilutive effect on existing shareholders and may therefore limit the availability of financing, particularly equity financing. The Company has no commitments for any such financing, and there can be no assurance that any such debt or equity financing will be available on terms acceptable to the Company, or at all. The Company's ability to borrow under the line of credit is subject to compliance with certain financial covenants, including, but not limited to, quarterly profitability beginning with the fourth fiscal quarter of 1998 and maintaining a minimum $1,500,000 tangible net worth. There can be no assurance that the Company will be successful in complying with these financial covenants. The Company's failure to comply with the financial covenants could preclude it from utilizing the line of credit, which would have a material adverse effect on the Company's liquidity and financial condition. In addition, the Company's inability to raise capital, if required, could have a material adverse effect on the Company's business and results of operations.

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

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

         History of Losses and Accumulated Deficits

         The Company incurred total net losses of $11,404,000 from inception to December 31, 1997, including net losses of $886,000 for the year ended December 31, 1997. The Company expects to incur losses for at least the first two quarters of 1998, as it continues to promote and expand its current publications and develop and launch new products.* There can be no assurance that during 1998 or thereafter the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia, maintain the circulation base of NewMedia, have a productive advertising sales force that includes recently-hired sales people, control its costs, and successfully implement its marketing and product strategy in relation to the corporate digital content creation marketplace.* There can be no assurance that the Company will be successful in any of these efforts.

         1998 Publishing Strategy; Sales and Marketing Strategy

         The key elements of the Company's 1998 publishing strategy are to focus on the professional market for digital content creation, to return to publishing at a monthly frequency of 12 times per year starting in the second quarter of 1998, to maintain the stringent minimum qualification criteria that potential subscribers were required to meet in order to qualify for a subscription, and to maintain the guaranteed circulation base of 215,000 qualified NewMedia readers.* In addition, the Company increased the price it charges for a one-time, full-page, four-color advertisement in NewMedia from $17,845 to $19,995. There can be no assurance that the Company's publishing strategy will result in increased revenues or in profitability. Certain components of production, circulation and editorial expenses associated with this publishing strategy will increase.* When NewMedia's publishing frequency changes in the second quarter of 1998 from 16 times per year to monthly, there can be no assurance that advertising revenues, minus variable production and postage charges from the new publishing frequency of three issues per quarter ,will be greater than the previous rate of four issues per quarter. The Company has been undergoing an advertising category transition since the second half of 1995, away from the consumer market toward the above mentioned professional market for digital content creation. To replace these consumer market advertisers and to grow advertising revenues, the Company needs to sell advertisements oriented to the professional market for digital content creation. There can be no assurance that the Company will be able to sell a sufficient number of advertisements to the professional market to make its strategy successful. Until the circulation direct mail (and associated) campaigns for qualified readers using the qualification criteria is completed, there can be no assurance that the estimated purchasing power of new media products and services will be maintained with a reasonable level of circulation expenditures. As a result, the Company does not expect growth in advertising revenues until at least the second or third quarter of 1998, if at all.*

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         Possible Delisting of Securities From Nasdaq SmallCap Market; Need to Raise Additional Capital

         The Nasdaq SmallCap Market ("Nasdaq") has recently adopted more stringent financial requirements for listing on Nasdaq, which became effective on February 23, 1998. With respect to continued listing, such new requirements are (i) either at least $2,000,000 in tangible assets, a $35,000,000 market capitalization or net income of at least $500,000 in two of the three prior years, (ii) at least 500,000 shares in the public float valued at $1,000,000 or more, (iii) a minimum Common bid price of $1.00, (iv) at least two active market makers, and (v) at least 300 holders of the Common Stock. The $1,300,000 that the Company raised through the issuance of Series J Convertible Preferred Stock in February 1998 enabled the Company to meet the new requirement of at least $2,000,000 in tangible net assets on a proforma basis based on the Company's December 31, 1997 and January 31, 1998 balance sheets. The Company will have to meet and maintain such new requirements. Based on current financial projections for the first and second quarters of 1998, the Company will need to sell additional shares of Series J Convertible Preferred Stock, or other equity securities, to continue to meet the new financial requirements for continued listing on Nasdaq. In the event of delisting by Nasdaq, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions and lower prices for the Company's securities than might otherwise be attained.

         In order to continue to meet the new financial requirements for continued listing on Nasdaq, the Company will need to sell additional shares of Series J Convertible Preferred Stock or other equity securities of the Company. The Series J Convertible Preferred Stock, if sold, would be issued at 85% of the fair market value of the Company's Common Stock, based on the average of the closing bid price per share for the ten trading days ending five business days before the closing of the investment, and its issuance would therefore be dilutive to existing holders of the Company's Common Stock. In addition, the Company is likely to require additional equity capital to maintain its Nasdaq listing in the future, and no assurance can be given that any such equity capital will be available on terms acceptable to the Company, or at all, and any such equity capital is likely to be dilutive to existing holders of the Company's Common Stock. Further, issuances of equity securities at purchase prices below that of the outstanding Preferred Stock will increase the number of shares of Common Stock issuable upon conversion of the Preferred Stock as a result of the anti-dilution provisions thereof, resulting in further dilution to the holders of the Common Stock.

         Control By Principal Stockholders

         The Company's principal stockholders, MK Global Ventures II and its affiliate MK GVD Fund (together, the "MK Entities"), together beneficially own over 50% of the outstanding Common Stock (assuming conversion of all outstanding Preferred Stock in Common Stock). In addition, the MK Entities have two representatives on the five-person Board of Directors of the Company. Accordingly, the MK Entities will be able to determine the composition of the Company's Board of Directors, will retain voting power to approve all matters requiring stockholder approval and will continue to have significant influence over the affairs of the Company. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         Highly Competitive Market

         Revenues from NewMedia are derived primarily from the sale of advertising in the magazine and will continue to be derived primarily from such sales in the foreseeable future.* The technology publishing industry is highly competitive. Many of the Company's competitors have substantially greater financial, sales and marketing resources than the Company. Although the market for digital content creation and Internet products is an evolving market, the Company competes for advertising revenue with numerous magazines and newspapers, including personal computer magazines. There can be no assurance that the Company will not experience increased competition from new or existing technology periodicals or other media, such as the Internet. Such increased competition, if experienced, would have a material adverse impact on the Company's ability to increase its advertising revenues.

         Risks Associated With Sales and Marketing Strategy

         The Company's ability to achieve future profitability depends upon the success of the Company's strategy to add and retain sales personnel in key markets and to increase the productivity of existing sales personnel. In the fourth quarter of 1997, the Company appointed a new East Coast Advertising Director and a Silicon Valley Senior Advertising Manager, and the Company has hired additional advertising sales personnel in the first quarter of 1998. New sales personnel typically take from six to nine months to become fully productive, and therefore the Company's operating results during such time may be adversely affected by the hiring of such personnel. In addition, there can be no assurance that such new sales personnel will achieve sufficient advertising revenue to become profitable for the Company after the first six to nine months or at all. Any failure of one or more of the new personnel to become productive will have a material adverse effect on the Company's operating results. Furthermore, the Company's revenues from advertising sales depends upon a small number of key sales personnel. Any inability of such personnel to maintain or increase existing sales levels, or any turnover in such personnel, would have a material adverse effect on the Company's operating results.

         Growth of the Professional Market for Digital Content Creation

         NewMedia is targeted toward professional users of digital content creation products and services in connection with computers. The computer industry has historically been characterized by business cycles. To the extent that the computer industry or professional digital content creation market experiences a significant downturn, the Company would expect a similar downturn in its business. The professional market for digital content creation products and services is in the early stages of development, and predictions as to its size and the factors which will affect it are inconclusive. To the extent that the professional digital content creation market does not develop as quickly as the Company anticipates or that it experiences a significant downturn following growth, the Company's ability to generate revenue or profits may be adversely affected. Furthermore, even if the professional digital content creation market does develop as anticipated, there can be no assurance that the demand for NewMedia will also increase.

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant and does not expect that costs associated with Year 2000 compliance will be material. In addition, the Company believes that the purchasing patterns of companies that subscribe to NewMedia as well as the Company's advertising clients may be affected by Year 2000 issues, as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase advertising in publications like NewMedia, which could result in a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Key Personnel and Sales Personnel

         The Company's success depends to a large extent upon the efforts and abilities of key managerial employees, including without limitation, Richard Landry and Todd Hagen, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company. The Company's success also depends on the performance of key sales personnel. The loss of certain of these key managers or sales personnel could have a material adverse effect on the Company. The Company has not entered into employment agreements with its executive officers and carries no key man insurance on their lives. The success of the Company's business will also depend upon its ability to continue to attract and retain qualified employees. Competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See  Item  14(a)  for  an  index  to  the  financial   statements   and
supplementary financial information attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

                                    PART III

         Certain information required by Part III is omitted from this Form 10-K in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") for its Annual Meeting of Shareholders to be held May 21, 1998.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

             Name        Age                    Position with the Company
---------------------  --------  -----------------------------------------------
Richard Landry            41     Chairman of the Board of Directors, President,
                                 Chief Executive Officer, Publisher and Director

Todd Hagen                38     Vice President, Finance and Administration,
                                    Chief Financial Officer and Secretary

Patrick Ferrell (1)       41     Director

John Griffin (1)(2)       49     Director

Michael Kaufman (2)       56     Director

Greg Lahann(1)            39     Director

-------------------------
(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee

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

         Patrick Ferrell became a director of the Company in February 1997. Mr. Ferrell is currently CEO and President of relationships.com. Mr. Ferrell was also the founder of GamePro magazine, the leading consumer publication serving the interactive entertainment market.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  1.     Financial Statements

              The following financial statements of HyperMedia Communications, Inc. are filed as part of this report on Form 10-K:

                                                                 Page Number
                                                                 -----------

                     Report of Independent Accountants................. 29

                     Balance Sheet--December 31, 1996 and 1997......... 30

                     Statement of Operations--Years ended
                     December 31, 1995, 1996 and 1997.................. 31

                     Statement of Shareholders' Equity (Deficit)--
                     Years ended December 31, 1995, 1996 and 1997...... 32

                     Statement of Cash Flows--Years ended
                     December 31, 1995, 1996 and 1997.................. 33

                     Notes to Financial Statements..................... 34

              2.     Financial Statement Schedules

              The Company is not filing any Financial Statement Schedules because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

              3.       Exhibits

                      Exhibit
                       Number       Description
                       ------       -----------
                       3.1a Articles of Incorporation of the Registrant, as amended and filed June 1997.

                       3.1b(4) Certificate of Determination of Preferences of Series F Preferred Stock of the Registrant.

                       3.1c Certificate of Determination of Preferences of Series H Preferred Stock of the Registrant.

                       3.1d Certificate of Determination of Preferences of Series I Preferred Stock of the Registrant.

                       3.1e Certificate of Determination of Preferences of Series J Preferred Stock of the Registrant.

                       3.2(1)    Bylaws of the Registrant.

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

                       4.14(4) Common Stock Warrant, dated February 9, 1994 and as amended March 19, 1997, issued by the Registrant to Imperial Bank.

                       4.15(3) Common Stock Warrant, dated September 14, 1994, issued by the Registrant to MK Global Ventures II.

                       4.16(4) Series F Preferred Stock Purchase Agreement, dated March 12, 1996, between the Registrant and MK GVD Fund.

                       4.17(4) Common Stock Warrant, dated November 26, 1996, issued by the Registrant to MK GVD Fund.

                       4.18 Series G Preferred Stock Purchase Agreement, dated July 3, 1996, between the Registrant and MK GVD Fund.

                       4.19      Series H Preferred  Stock  Purchase  Agreement,
                                 dated   September   18,   1997,   between   the
                                 Registrant and MK GVD Fund.

                       4.20 Series I Preferred Stock Purchase Agreement, dated December 23, 1997, between the Registrant and MK GVD Fund.

                       4.21 Series J Preferred Stock Purchase Agreement, dated February 19, 1998, between the Registrant and MK GVD Fund.

                      10.1(1) Form of Indemnification Agreement for directors and officers.

                      10.2(1) $5,000.07 Subordinated Promissory Note, dated April 18, 1990, issued by the Registrant to Edward Alpern.

                      10.3(1) $5,000.07 Subordinated Promissory Note, dated October 22, 1991, issued by the Registrant to Amerinda Alpern.

                      10.4(1)    Lease  Agreement,   dated  February  21,  1991,
                                 between the Registrant and Spieker Partners.

                      10.5(2) Amendment #1 to Lease Agreement, dated June 11, 1993, between the Registrant and Spieker - Singleton #68 Limited.

                      10.6(2) Consulting Agreement with Barington Capital Group, L.P.

                      10.7(1)    Shareholder's Voting Agreement.

                      10.8 Security and Loan Agreement, dated March 19, 1998, between the Registrant and Imperial Bank.

                      11.1       Computation of net loss per share.

                      23.1       Consent of Independent Accountants.

                      24.1       Power of Attorney (see page 42).

                      27.1       Financial Data Schedule

---------------------
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1, as amended (No. 33-60548), declared effective on March 9, 1993.
(2) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 25, 1994.
(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 29, 1995.
(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 28, 1997.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

         (c)      Exhibits -- See Item 14(a)3 above.

         (d)      Financial Statement Schedules -- See Item 14(a)2 above.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of HyperMedia Communications, Inc.


     In our opinion, the accompanying balance sheet and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of HyperMedia Communications, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICE WATERHOUSE LLP
San Jose, California
February 5, 1998, except for Notes 5 and 11
   which are as of March 19, 1998

                         HYPERMEDIA COMMUNICATIONS, INC.
                                  BALANCE SHEET
                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          1997            1996
                                                                                      ------------    ------------
Assets
Current Assets:
        Cash and cash equivalents                                                     $    269,000    $    107,000
        Accounts receivable, net of allowance for doubtful
                accounts of $110,000 and $180,000                                        1,165,000       1,294,000
        Prepaid expenses and other current assets                                          567,000         561,000
                                                                                      ------------    ------------
                                Total current assets                                     2,001,000       1,962,000

Property and equipment, net                                                                451,000         622,000
                                                                                      ------------    ------------

                                                                                      $  2,452,000    $  2,584,000
                                                                                      ------------    ------------
Liabilities and Shareholders' Equity
Current Liabilities:
        Accounts payable                                                              $    956,000    $    822,000
        Accrued liabilities                                                                439,000         326,000
        Deferred revenue                                                                    31,000          33,000
        Note payable                                                                          --           335,000

                                Total current liabilities                                1,426,000       1,516,000
                                                                                      ------------    ------------

Commitments (Note 10)

Shareholders' Equity:
        Convertible Preferred Stock, $.001 par value; 10,064,516 shares authorized; $2,050,000 and $1,250,000 aggregate liquidation amount;
                8,342,910 and 8,146,766 shares outstanding                               2,003,000       1,209,000
        Common Stock, $0.001 par value; 50,000,000 shares authorized;
                3,200,137 and 3,019,004 shares outstanding                              10,427,000      10,377,000
        Accumulated deficit                                                            (11,404,000)    (10,518,000)
                                                                                      ------------    ------------

                                Total shareholders' equity                               1,026,000       1,068,000
                                                                                      ------------    ------------

                                                                                      $  2,452,000    $  2,584,000
                                                                                      ------------    ------------

                    The  accompanying  notes  are  an  integral  part  of  these financial statements.


                         HYPERMEDIA COMMUNICATIONS, INC.
                             STATEMENT OF OPERATIONS

                                                          Year ended December 31,
                                             --------------------------------------------
                                                 1997            1996            1995
                                             ------------    ------------    ------------
Revenues:                                    $  7,637,000    $  8,618,000    $  9,754,000
                                             ------------    ------------    ------------

Expenses:
        Editorial                               1,151,000       1,228,000       1,309,000
        Production                              1,922,000       2,373,000       2,745,000
        Circulation                             2,088,000       2,072,000       2,275,000
        Sales and marketing                     2,318,000       2,269,000       2,522,000
        Product development                        40,000          29,000          36,000
        General and administrative                972,000         914,000       1,318,000
                                             ------------    ------------    ------------

                        Total expenses          8,491,000       8,885,000      10,205,000
                                             ------------    ------------    ------------

Loss from operations                             (854,000)       (267,000)       (451,000)
Interest and other expense, net                   (32,000)        (24,000)        (11,000)
                                             ------------    ------------    ------------

Net loss                                     $   (886,000)   $   (291,000)   $   (462,000)
                                             ------------    ------------    ------------

Basic and diluted net loss per share         $      (0.28)   $      (0.10)   $      (0.15)
                                             ============    ============    ============

Weighted average common shares outstanding      3,185,043       3,019,004       3,011,433
                                             ------------    ------------    ------------


    The accompanying notes are an integral part of these financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                                                 Convertible
                                                               Preferred Stock                Common Stock
                                                           ------------------------------------------------------    Shareholder
                                                             Shares       Amount           Shares       Amount     Note Receivable
                                                           ---------   ------------      ---------   ------------  ---------------
Balance at December 31, 1994                               8,064,516   $  1,000,000      3,011,433   $ 10,375,000     $  (63,000)

        Net loss                                                --             --             --             --             --
                                                           ---------   ------------      ---------   ------------     ----------

Balance at December 31, 1995                               8,064,516      1,000,000      3,011,433     10,375,000        (63,000)

        Repayment of shareholder note receivable                --             --             --             --           63,000
        Issuance of Common Stock for cash                       --             --            7,571          2,000           --
        Issuance of Series F Convertible Preferred
                Stock for cash, net of issuance costs         82,250        209,000           --             --             --
        Net loss                                                --             --             --             --             --
                                                           ---------   ------------      ---------   ------------     ----------

Balance at December 31, 1996                               8,146,766      1,209,000      3,019,004     10,377,000           --

        Issuance of Common Stock for cash                       --             --          181,133         50,000           --

        Issuance of Series G Convertible Preferred
                Stock for cash, net of issuance costs         50,344         98,000           --             --             --

        Issuance of Series H Convertible Preferred
                Stock for cash, net of issuance costs        117,000        246,000           --             --             --

        Issuance of Series I Convertible Preferred              --
                Stock for cash, net of issuance costs         28,800        450,000           --             --             --

        Net loss                                                --             --             --             --             --
                                                           ---------   ------------      ---------   ------------     ----------

Balance at December 31, 1997                               8,342,910   $  2,003,000      3,200,137   $ 10,427,000     $     --
                                                           ---------   ------------      ---------   ------------     ----------

                                                           Accumulated  Total Shareholders'
                                                            Deficit         Equity
                                                          ------------    ------------
Balance at December 31, 1994                              $ (9,765,000)   $  1,547,000

        Net loss                                              (462,000)       (462,000)
                                                          ------------    ------------

Balance at December 31, 1995                               (10,227,000)      1,085,000

        Repayment of shareholder note receivable                  --            63,000
        Issuance of Common Stock for cash                         --             2,000
        Issuance of Series F Convertible Preferred
                Stock for cash, net of issuance costs             --           209,000
        Net loss                                              (291,000)       (291,000)
                                                          ------------    ------------

Balance at December 31, 1996                               (10,518,000)      1,068,000

        Issuance of Common Stock for cash                         --            50,000

        Issuance of Series G Convertible Preferred
                Stock for cash, net of issuance costs             --            98,000

        Issuance of Series H Convertible Preferred
                Stock for cash, net of issuance costs             --           246,000

        Issuance of Series I Convertible Preferred
                Stock for cash, net of issuance costs             --           450,000

        Net loss                                              (886,000)       (886,000)
                                                          ------------    ------------

Balance at December 31, 1997                              $(11,404,000)   $  1,026,000
                                                          ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS

                                                                                            Year ended December 31,
                                                                                    -----------------------------------
                                                                                       1997         1996         1995
                                                                                    ---------    ---------    ---------
Cash flows from operating activities:
        Net loss                                                                    $(886,000)   $(291,000)   $(462,000)
                Adjustments to reconcile net loss to net cash
                        provided by (used in) operating activities:
                                Depreciation and amortization                         227,000      240,000      342,000
                                Provision for doubtful accounts                        57,000      (90,000)     201,000
                                Change in assets and liabilities:
                                        Accounts receivable                            72,000     (280,000)     540,000
                                        Prepaid expenses and other current assets      (6,000)    (199,000)     192,000
                                        Accounts payable                              134,000      131,000     (268,000)
                                        Accrued liabilities                           113,000       42,000       79,000
                                        Deferred revenue                               (2,000)    (154,000)    (289,000)
                                                                                    ---------    ---------    ---------

Net cash provided by (used in) operating activities                                  (291,000)    (601,000)     335,000
                                                                                    ---------    ---------    ---------

Net cash used in investing activities to purchase
        property and equipment                                                        (56,000)    (176,000)    (162,000)
                                                                                    ---------    ---------    ---------

Cash flows from financing activities:
        Proceeds from line of credit                                                     --        335,000         --
        Repayment of line of credit                                                  (335,000)        --       (100,000)
        Proceeds from issuance of Common Stock                                         50,000        2,000         --
        Repayment of shareholder note receivable                                         --         63,000         --
        Proceeds from issuance of Preferred Stock, net                                794,000      209,000         --
                                                                                    ---------    ---------    ---------

Net cash provided by (used in) financing activities                                   509,000      609,000     (100,000)
                                                                                    ---------    ---------    ---------

Net increase (decrease) in cash                                                       162,000     (168,000)      73,000

Cash and cash equivalents at beginning of year                                        107,000      275,000      202,000
                                                                                    ---------    ---------    ---------

Cash and cash equivalents at end of year                                            $ 269,000    $ 107,000    $ 275,000
                                                                                    ---------    ---------    ---------

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                      $  28,000    $  23,000    $  12,000
                                                                                    ---------    ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS BUSINESS:

       HyperMedia Communications, Inc. (the "Company"), incorporated in California in August 1989, publishes periodicals, including NewMedia ("NewMedia"), a magazine serving the corporate digital content creation market and the Internet. The Company also publishes newmedia.com, a World Wide Web network of news, information, products and services for the digital content creation market. The Company also produces the NewMedia INVISION Awards Festival, a juried digital media competition seeking out the highest achievements in digital content creation. Substantially, all of the Company's revenue to date has resulted from the sale of advertising in NewMedia.


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

Promotional Expenses

       Certain promotional expenses, consisting primarily of direct response advertising campaigns to obtain subscribers to the Company's publications, are capitalized and amortized over the estimated useful life, generally one year.

Income Taxes

       Income taxes are accounted for using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

                         HYPERMEDIA COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Basic and Diluted Net Loss Per Share

       Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalents shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock option and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

Concentration of Credit Risk

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon expected collectibility of accounts receivable. During the years ended December 31, 1997, 1996, and 1995, the Company wrote-off approximately $162,000, $72,000, and $205,000, respectively, of accounts receivable balances. The Company's magazine, "New Media," is only distributed in the United States. At December 31, 1997, no individual customers accounted for 10% or more of accounts receivable. At December 31, 1996, one customer accounted for 14% of accounts receivable.

Stock Based Compensation

       The Company applies Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans, as permitted by the Financial Accounting Standards Board's No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, entities to adopt that method of accounting for their employee stock compensation plans. The pro forma disclosures of the difference between compensation cost included in net loss and the related cost measured by the fair value method are presented in Note 8.

Recent Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of both statements is required for fiscal years beginning after December 15, 1997. Under SFAS No. 130, companies are required to report in their financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 131 requires that companies report separately, in the financial statements, certain financial and descriptive information about operating segments, if applicable. The Company does not expect the adoption of SFAS No. 130 or SFAS No. 131 to have a material impact on the its financial statements.


NOTE 3 - CAPITALIZED PROMOTIONAL EXPENSES:

       Capitalized promotional expenses consist of direct response advertising campaigns to obtain subscribers to the Company's publications. The capitalized costs of the campaigns are amortized over a twelve-month period which represents the period for which a recipient is entitled to receive the Company's publications.

       At December 31, 1997 and 1996, $465,000 and $471,000 of such promotional expenses are included in prepaid expenses and other assets. Related amortization for the years ended December 31, 1997 and 1996, totaled $614,000 and $409,000, respectively.

                         HYPERMEDIA COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - PROPERTY AND EQUIPMENT:

       Property and equipment consists of the following:


                                                             December 31,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
Equipment                                            $ 1,148,000    $ 1,092,000
Furniture and fixtures                                   270,000        270,000
                                                     -----------    -----------

                                                       1,418,000      1,362,000
Less:  accumulated depreciation and amortization        (967,000)      (740,000)
                                                     -----------    -----------

                                                     $   451,000    $   622,000
                                                     -----------    -----------

NOTE 5 - BANK CREDIT FACILITY:

       In March 1998, the Company renewed its credit agreement with a commercial bank. The agreement provides for borrowings of up to 70% of eligible accounts receivable not to exceed $1,000,000. The revolving credit facility is secured by the assets of the Company and requires the Company to maintain certain quarterly financial ratios and be subject to certain covenants and other usual and customary provisions. Partial usage of unused borrowing capacity could be restricted by financial operating covenants. Borrowings accrue interest at the lender's reference rate of prime plus 2.0%, which at December 31, 1997 was 10.5%. The credit facility expires in March 1999. At December 31, 1997, no borrowings were outstanding under this agreement.



NOTE 6 - CONVERTIBLE PREFERRED STOCK:

                                                           Proceeds
                                              Aggregate     Net of
                  Shares       Shares        Liquidation   Issuance
Series          Authorized   Outstanding        Amount      Costs
------------    ----------    ---------       ----------   ----------
Series E        8,064,516    8,064,516       $1,000,000   $1,000,000
Series F          175,000       82,250          250,000      209,000
Series G          175,000       50,344          100,000       98,000
Series H          400,000      117,000          250,000      246,000
Series I          200,000       28,800          450,000      450,000
Undesignated    1,050,000         --               --           --
               ----------    ---------       ----------   ----------

               10,064,516    8,342,910       $2,050,000   $2,003,000
               ----------    ---------       ----------   ----------


       The shares of Convertible Preferred Stock have various rights and preferences as follows:

Voting

       Each share of Series E, Series F, Series G, Series H and Series I Convertible Preferred Stock is entitled to the same number of votes as the number of shares of Common Stock into which the Convertible Preferred Stock is convertible.

                         HYPERMEDIA COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

Dividends

       Holders of Series E, Series F, Series G, Series H and Series I Convertible Preferred Stock are entitled to receive dividends at the rate of $0.01, $0.15, $0.10, $0.11 and $0.08, respectively, per annum for each outstanding share then held by shareholders, payable in preference and priority to any payment of any dividend on Common Stock, when and if such dividends are declared by the Board of Directors. The Company shall make no distribution to holders of Common Stock until Convertible Preferred Stock dividends have been paid. Dividends are not cumulative and no dividend rights accrue.

Liquidation

       In the event of any liquidation or winding up of the Company, the holders of Series E, Series F, Series G, Series H and Series I Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution to holders of Common Stock, the amounts summarized in the table above, plus an amount equal to all declared but unpaid dividends on such shares. After paying the amounts due the holders of shares of Convertible Preferred Stock, the remaining assets available for distribution shall be distributed ratably to the holders of Common Stock and holders of Convertible Preferred Stock as if fully converted to Common Stock. If assets are insufficient to permit payment in full to the holders of Convertible Preferred Stock, then distribution would be made to the Series I shareholders then to all other Convertible Preferred Stock holders on a pro-rata basis.

Conversion

       Each share of Convertible Preferred Stock shall be convertible into Common Stock at the option of the holder. The number of shares of fully paid and nonassessable Common Stock into which each share of Convertible Preferred Stock may be converted shall be determined at the initial purchase price of $0.124 for Series E, $3.04 for Series F, $1.99 for Series G, and $2.14 for Series H. Each share of Series I converts to 10 shares of Common Stock with an initial conversion price of $15.62 per share. The conversion price is subject to certain adjustments, as defined, which essentially provide dilution protection for the holders of Convertible Preferred Stock.


NOTE 7 - WARRANTS:

       The following warrants were outstanding at December 31, 1997:

       In March 1993, the Company issued a warrant to purchase 140,000 shares of Common Stock at an exercise price of $7.75 per share. The warrants were issued as consideration for services rendered by the underwriter of the Company's initial public offering. The warrant expires in March 1998, and had a nominal fair value on the date of grant.

       In September 1994, the Company issued a warrant to purchase 15,985 shares of Common Stock at $6.75 per share. The warrants were issued as consideration to the sole shareholder of the Company's outstanding shares of Series E Convertible Preferred Stock for the waiving redemption rights of such shares. The warrant expires in September 1999, and had a nominal fair value on the date of grant.

       In March 1997, the Company amended a prior warrant agreement to entitle the holder to purchase 6,897 shares of Common Stock at $2.69 per share. The amendment was made in connection with the renewal of the Company's credit facility. The warrant expires in February 1999, and had a nominal fair value on the date the warrant agreement was amended.

       In June 1997, the Company issued a warrant to purchase 1,724 shares of Common Stock at $2.25 per share in conjunction with the Series G Convertible Preferred Stock financing. The warrant expires in June 2002, and had a nominal value on the date of grant.

                         HYPERMEDIA COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


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

       During 1995, the Company increased the number of shares of Common Stock reserved for issuance under this plan from 500,000 to 700,000 shares.

       In April 1994, the Company adopted the 1993 Director Stock Option Plan. The option plan provides for the automatic, nondiscretionary grant of nonstatutory stock options to the Company's nonemployee directors. The terms of the plan are substantially similar to those for nonstatutory options granted under the Company's employee stock option plan. The automatic grant applies to each nonemployee director upon the initial appointment to the board, and annually upon re-election of each nonemployee director by the shareholders. Initial grants were for 25,000 shares and annual grants shall be for 5,000 shares. The shares will vest over four years. During 1995, the Company increased the number of shares of Common Stock reserved for issuance under this plan from 100,000 to 150,000 shares. At December 31, 1997, 155,000 shares were issued, of which 75,000 were exercisable.

       For the purposes of complying with the disclosure provisions of SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0.0%, expected volatility of 70.0% and expected lives of five years for all years and risk free rates of 6.4%, 6.4% and 6.3%.

                         HYPERMEDIA COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


      Activity under both the 1991 Stock Option Plan and the 1993 Director Stock
Option Plan is as follows:

                                                   1997                     1996                     1995
                                          ------------------------  ----------------------    -------------------
                                                      Weighted-                 Weighted-               Weighted-
                                                      Average                   Average                 Average
                                                      Exercise                  Exercise                Exercise
                                           Shares      Price        Shares       Price        Shares      Price
                                          ---------   ---------     --------    ---------     -------   ---------
Outstanding at beginning of year           554,544    $  3.83       442,565     $  4.43       393,565    $ 4.01

Granted                                    198,500       2.77       165,000        2.60        99,000      4.46
Exercised                                     --          --         (7,571)       0.28          --         --
Canceled                                  (115,500)      4.64       (45,450)       5.74       (50,000)     5.51
                                          ---------                 --------                  -------

Outstanding at end of year                 637,544       3.35       554,544        3.83       442,565      4.43
                                          =========                 ========                  =======

Options exercisable at year end            328,828                  306,911                   278,434
                                          =========                 ========                  =======

Weighted-average fair value of
        options granted during the year               $  1.75                   $  1.66                  $ 2.86
                                                      ========                  ========                 =======


       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 1997:
                                    Options Outstanding                  Options Exerciseable
                    -----------------------------------------------    ----------------------------
                                        Weighted-        Weighted-                      Weighted-
                       Number            Average          Average         Number          Average
   Range of          Outstanding        Remaining        Exercise       Exercisable      Exercise
Exercise Prices      at 12/31/97     Contractual Life      Price        at 12/31/97        Price
---------------     ------------     ----------------    ---------      -----------     -----------

   $0.28                 64,089          4.0 years         $0.28           64,089          $0.28
$2.12-2.50              165,099            7.2                             88,134          $2.48
$2.63-3.00              211,500            9.0             $2.90           19,375          $2.89
$4.00-6.00               99,856            6.5             $4.66           81,522          $4.75
$7.25-8.50               97,000            6.2             $6.79           75,708          $6.82
                    ------------                                         ---------
                        637,544                                           328,828
                    ============                                         =========

       Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net loss would have been as follows:

                                                  Year Ended December 31,
                                        ---------------------------------------
                                            1997         1996          1995
                                        -----------    ---------    -----------
Net loss:
        As reported                     $  (886,000)   $(291,000)   $(462,000)
        Pro forma                       $(1,040,000)   $(368,000)   $(489,000)

Basic and diluted net loss per share:
        As reported                     $     (0.28)   $   (0.10)   $   (0.15)
        Pro forma                       $     (0.33)   $   (0.12)   $   (0.16)

                         HYPERMEDIA COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



       Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

1996 Employee Stock Purchase Plan

       During 1996, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees to contribute up to 15% of their base compensation to purchase Common Stock of the Company at 85% of fair market value and are subject to approval by the Board of Directors. The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Purchase Plan shall be 150,000 shares, subject to changes in the Company's capitalization. As of December 31, 1997, no shares were issued under the Purchase Plan.


NOTE 9 - INCOME TAXES:

       No provision for federal and state income taxes has been recorded as the Company incurred net operating losses through December 31, 1997. At December 31, 1997, the Company had net operating loss carryforwards of approximately $11,400,000 for federal income tax purposes which may be utilized to reduce future taxable income through 2003, subject to certain limitations. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period. As a result of prior financings which resulted in such an ownership change in April 1990, approximately $500,000 of the Company's net operating loss carryforwards are limited to usage of approximately $50,000 per year.

       Further, the initial public offering in March 1993 triggered another ownership change of greater than 50% and the potential benefits from utilization of tax carryforwards generated from April 1990 through the date of the offering, totaling approximately $5,600,000 will be limited. The approximate annual limitation on the utilization of those carryforwards is $700,000 provided that this amount is reduced to the extent that the net operating carryforwards generated through April 1990 are utilized.

       Deferred tax assets (liabilities) are comprised of the following:

                                                             December 31,
                                                   -----------------------------
                                                        1997            1996
                                                   -----------      -----------

Net operating loss carryforwards                   $ 4,300,000      $ 4,000,000
Allowance for doubtful accounts                         40,000           70,000
Other                                                   60,000           40,000
                                                   -----------      -----------

Gross deferred tax assets                            4,400,000        4,110,000
Gross deferred tax liabilities                        (200,000)        (190,000)
Deferred tax asset valuation allowance              (4,200,000)      (3,920,000)
                                                   -----------      -----------

Net deferred tax asset                             $         -      $         -
                                                   ===========      ===========

       The deferred tax asset valuation allowance is required because of the uncertainty regarding the realization of the deferred tax assets.

                        HYPERMEDIA COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10 - COMMITMENTS:

       The Company leases office space under a noncancelable operating lease which expires in April 2000. Future minimum lease payments under noncancelable operating leases are as follows:

 Year ended
December 31,
  1998                                          $281,000
  1999                                           286,000
  2000                                            96,000
                                                --------
                                                $663,000
                                                ========


       Total rental expense under operating leases was $254,000, $174,000 and $173,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 11 - SUBSEQUENT EVENTS:

    In February 1998, the Company sold 105,000 shares of Series J Convertible Preferred Stock for $1,300,000 cash. Liquidation and voting preferences are consistent with Series I Convertible Preferred Stock. Series J Convertible Preferred Stock converts to Common Stock at 20 shares of Common Stock per one share of Series J Convertible Preferred Stock. Holders of the Series J Convertible Preferred Stock are entitled to receive dividends at the rate of $0.62, per annum for each outstanding share then held by shareholders, payable in preference and priority to any payment of any dividend on Common Stock, when and if such dividends are declared by the Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HYPERMEDIA COMMUNICATIONS, INC.


Dated:  March 27, 1998                     By: \s\ Todd Hagen
                                               ---------------------------------
                                           Todd Hagen, Vice President of
                                           Finance and Administration,
                                           Chief Financial Officer and Secretary
                                           (Principal Financial and Accounting.
                                           Officer)


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

                Signature                                         Title                                    Date
     -----------------------------------    ----------------------------------------------------    ---------------------
            \s\ Richard Landry              Chairman of the Board of Directors, President,             March 24, 1998
     -----------------------------------    Chief Executive Officer, Publisher and
            Richard Landry                  Director (Principal Executive Officer)

            \s\ Todd Hagen                  Vice President of Finance and Administration and           March 24, 1998
     -----------------------------------    Chief Financial Officer (Principal Financial and
            Todd Hagen                      Accounting Officer)

            \s\ John Griffin                Director                                                   March 26, 1998
     -----------------------------------
            John Griffin

            \s\ Patrick Ferrell             Director                                                   March 24, 1998
     -----------------------------------
            Patrick Ferrell

                                            Director                                                   March __, 1998
     -----------------------------------
            Michael Kaufman

            \s\ Greg Lahann                 Director                                                   March 26, 1998
     -----------------------------------
            Greg Lahann

                                INDEX TO EXHIBITS

  Exhibit     Description                                          Sequentially
  Number                                                           Numbered Page

   3.1a      Articles of Incorporation of the Registrant, as
             amended and filed June 1997.
   3.1b(4)   Certificate of  Determination of Preferences of
             Series of F Preferred Stock of the Registrant.
   3.1c      Certificate of  Determination of Preferences of
             Series of H Preferred Stock of the Registrant.
   3.1d      Certificate of  Determination of Preferences of
             Series of I Preferred Stock of the Registrant.
   3.1e      Certificate of  Determination of Preferences of
             Series of J Preferred Stock of the Registrant.
   3.2(1)    Bylaws of the Registrant.
   4.1(1)    Specimen Common Stock Certificate.
   4.2(1)    Common Stock Warrant,  dated December 18, 1989,
             issued by the Registrant to MK Global Ventures.
   4.5(1)    Common  Stock  Warrant,  dated March 16,  1993,
             issued by the Registrant to David Bunnell.
   4.6(1)    Common  Stock  Warrant,  da ted March 16, 1993,
             issued by the Registrant to Dr. Eugene Duh.
   4.7(1)    Form of Subscription  Agreement entered into in
             connection with the Bridge Financing.
   4.8(1)    Form  of  Common   Stock   Warrant   issued  to
             investors pursuant to the Bridge Financing.
   4.9(2)    Representative's  Warrant, dated March 9, 1993,
             issued by the  Registrant to Barington  Capital
             Group, L.P.
   4.10(1)   Modification Agreement, dated October 30, 1990,
             between the Registrant,  MK Global Ventures, MK
             Global  Ventures  II  and  Edward  Alpern,   as
             amended  by  First  Amendment  to  Modification
             Agreement and Written Consent,  dated September
             15,  1992,  Second  Amendment  to  Modification
             Agreement,  dated  October  15,  1992 and Third
             Amendment to Modification Agreement and Written
             Consent, dated December 1, 1992.
   4.11(1)   Co-Sale   Agreement,   dated  April  18,  1990,
             between the Registrant,  MK Global Ventures, MK
             Global Ventures II, Davison Associates,  Edward
             Alpern, Louis Casabianca and Harry Miller.
   4.12(3)   1991  Stock   Plan  and  forms  of   agreements
             thereunder, as amended.
   4.13(3)   1993 Director Option Plan and form of agreement
             thereunder, as amended.
   4.14(4)   Common Stock  Warrant,  dated  February 9, 1994
             and as amended  March 19,  1997,  issued by the
             Registrant to Imperial Bank.
   4.15(3)   Common Stock Warrant, dated September 14, 1994,
             issued by the Company to MK Global Ventures II.
   4.16(4)   Series F Preferred  Stock  Purchase  Agreement,
             dated March 12,  1996,  between the  Registrant
             and MK GVD Fund.
   4.17(4)   Common Stock  Warrant,  dated November 26, 1996
             issued by the Reigistrant to MK GVD Fund.
   4.18      Series G Preferred  Stock  Purchase  Agreement,
             dated July 3, 1996,  between the Registrant and
             MK GVD Fund.
   4.19      Series H Preferred  Stock  Purchase  Agreement,
             dated   September   18,   1997,   between   the
             Registrant and MK GVD Fund.
   4.20      Series I Preferred  Stock  Purchase  Agreement,
             dated December 23, 1997, between the Registrant and MK GVD Fund.

   4.21 Series J Preferred Stock Purchase Agreement, dated February 19, 1998, between the Registrant and MK GVD Fund.

   10.1(1) Form of Indemnification Agreement for directors and officers.

   10.2(1)   $5,000.07  Subordinated  Promissory Note, dated
             April 18, 1990, issued by the Registrant to Edward Alpern.

   10.3(1)   $5,000.07  Subordinated  Promissory Note, dated
             October 22, 1991, issued by the Registrant to Amerinda Alpern.

   10.4(1)   Lease  Agreement,   dated  February  21,  1991,
             between the Registrant and Spieker Partners.

   10.5(2)   Amendment #1 to Lease Agreement, dated June 11,
             1993,  between  the  Registrant  and  Spieker -
             Singleton #68 Limited.

   10.6(2)   Consulting  Agreement  with  Barington  Capital
             Group, L.P.

   10.7(1)   Shareholder's  Voting Agreement.

   10.8      Security  and Loan  Agreement,  dated March 19,
             1998, between the Registrant and Imperial Bank.

   11.1      Computation of net loss per share.

   23.1      Consent of Independent Accountants

   24.1      Power of Attorney (see page 42).


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

(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 28, 1997.