Form 10-Q
period 1998-03-31
HYPERMEDIA COMMUNICATIONS INC
filed 1998-05-12
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)
 X       Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
---      Exchange Act of 1934

         For the quarterly period ended March 31, 1998

                                       or

         Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
---      Exchange Act of 1934 For the transition period from_____to_____.

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


                                 (650) 573-5170
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


As of May 5, 1998, 3,200,137 shares of the Registrant's common stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                                   HYPERMEDIA COMMUNICATIONS, INC.
                                                            BALANCE SHEET
                                                             (UNAUDITED)

                                                                                                  March 31,             December 31,
                                                                                                    1998                    1997
                                                                                                  ---------             ------------
ASSETS
Current assets:
        Cash                                                                                    $    770,000           $    269,000
        Accounts receivable, net of allowance for
                 doubtful accounts of $131,000 and $110,000                                        1,505,000              1,165,000
        Prepaid expenses and other assets                                                            587,000                567,000
                                                                                                ------------           ------------
                        Total current assets                                                       2,862,000              2,001,000

Property and equipment, net                                                                          426,000                451,000
                                                                                                ------------           ------------
                                                                                                $  3,288,000           $  2,452,000
                                                                                                ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                        $    821,000           $    956,000
        Accrued liabilities                                                                          404,000                439,000
        Deferred revenue                                                                              27,000                 31,000
        Note payable                                                                                    --                     --
                                                                                                ------------           ------------
                        Total current liabilities                                                  1,252,000              1,426,000
                                                                                                ------------           ------------
Shareholders' equity:
        Convertible Preferred Stock, $.001 par value; 10,064,516
                shares authorized; 8,454,660 and 8,342,910 shares                                  3,383,000              2,003,000
                issued and outstanding
        Common Stock, $.001 par value; 50,000,000 shares
                authorized; 3,200,137 shares issued and                                           10,427,000             10,427,000
                outstanding
        Accumulated deficit                                                                      (11,774,000)           (11,404,000)
                                                                                                ------------           ------------
                        Total shareholders' equity                                                 2,036,000              1,026,000
                                                                                                ------------           ------------
                                                                                                $  3,288,000           $  2,452,000
                                                                                                ============           ============

                                                  HYPERMEDIA COMMUNICATIONS, INC.
                                                      STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

                                                                                                    Three months ended March 31,
                                                                                               ------------------------------------
                                                                                                   1998                     1997
                                                                                                   ----                     ----
Revenues                                                                                       $ 1,754,000              $ 1,915,000

Expenses:
        Editorial                                                                                  283,000                  291,000
        Production                                                                                 503,000                  476,000
        Circulation                                                                                524,000                  564,000
        Sales and marketing                                                                        526,000                  420,000
        Product development                                                                         12,000                    9,000
        General and administrative                                                                 271,000                  243,000
                                                                                               -----------              -----------
                        Total expenses                                                           2,119,000                2,003,000
                                                                                               -----------              -----------

Loss from operations                                                                              (365,000)                 (88,000)

Interest and other expense, net                                                                      5,000                   10,000
                                                                                               -----------              -----------
Net loss                                                                                       $  (370,000)             $   (98,000)
                                                                                               ===========              ===========
Basic and diluted net loss per common share (Note 2)                                           $     (0.12)             $     (0.03)
                                                                                               ===========              ===========
Weighted average common shares                                                                   3,200,137                3,109,570
                                                                                               ===========              ===========

                                                  HYPERMEDIA COMMUNICATIONS, INC.
                                                      STATEMENT OF CASH FLOWS
                                                    Increase (Decrease) in Cash
                                                            (UNAUDITED)

                                                                                                   Three months ended March 31,
                                                                                               ------------------------------------
                                                                                                   1998                    1997
                                                                                                   ----                    ----
Cash flow from operating activities:
        Net loss                                                                               $  (370,000)             $   (98,000)
        Adjustments to reconcile net loss to net
                cash used in operating activities:
                Depreciation and amortization                                                       56,000                   59,000
                Allowance for doubtful accounts                                                     21,000                   21,000
                Change in assets and liabilities:
                        Accounts receivable                                                       (361,000)                (111,000)
                        Prepaid expenses and other assets                                          (21,000)                  57,000
                        Accounts payable                                                          (136,000)                 (27,000)
                        Accrued liabilities                                                        (34,000)                  29,000
                        Deferred revenue                                                            (4,000)                   3,000
                                                                                               -----------              -----------
Net cash used in operating activities                                                             (849,000)                 (67,000)
                                                                                               -----------              -----------
Net cash used in investing activities for:
        Purchase of fixed assets                                                                   (30,000)                 (14,000)
                                                                                               -----------              -----------
Cash flows from financing activities:
        Proceeds from issuance of preferred stock                                                1,380,000                        0
        Proceeds from issuance of common stock                                                        --                     50,000
        Repayment of shareholder note receivable                                                      --                       --
        Proceeds from note payable                                                                    --                      5,000
                                                                                               -----------              -----------
Net cash provided by financing activities                                                        1,380,000                   55,000
                                                                                               -----------              -----------

Net increase (decrease) in cash                                                                    501,000                  (26,000)

Cash at beginning of period                                                                        269,000                  107,000
                                                                                               -----------              -----------
Cash at end of period                                                                          $   770,000              $    81,000
                                                                                               ===========              ===========
Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                                               $     5,000              $    10,000
                                                                                               ===========              ===========

                         HYPERMEDIA COMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial statements of HyperMedia Communications, Inc. (the "Company") as of March 31, 1998 and 1997 and for the three months then ended are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1997 and notes thereto included in the Company's annual report on Form 10-K. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the entire year.

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


NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is based upon the weighted average number of outstanding shares of Common Stock. Common stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been excluded from the computation for the three months ended March 31, 1998 and 1997 as their effect is anti-dilutive.

NOTE 3 - STATEMENT OF SHAREHOLDER'S EQUITY

In the first quarter of 1998, the Board of Directors approved the issuance of the Series J Preferred Stock. The Series J Preferred Stock ranks pari passu with the Series F, G, H and I Preferred Stock. 111,750 Series J Preferred Stock shares were issued during the quarter ended March 31, 1998.

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

General

HyperMedia Communications, Inc. (the "Company" or "HyperMedia"), publishes NewMedia Magazine ("NewMedia"), the largest publication serving the corporate digital content market. "Digital content" is information created using computer-based video, audio, graphics, animation and Internet technologies. Companies use digital content in building brand awareness through marketing, advertising, promotions, corporate presentations and sales and technical training. Corporate digital content creators utilize a wide array of digital communications technologies, including Internet development tools and services, desktop and portable personal computers, workstations, servers, audio/video compression and editing equipment, graphics hardware and software, high-density storage devices and video conferencing systems. Digital media output is actively employed in a broad range of businesses and disciplines, such as brand identity (including presentations, training and collateral), advertising, publishing, brand merchandising, film, music, radio, television, cable television, video production, theme parks and computer media.

The 1998 publishing strategy, which will be implemented in the second quarter, will return NewMedia to a monthly publishing frequency. * This publishing schedule is the result of NewMedia's advertising clients expressing a strong preference for a standard monthly publishing frequency as opposed to the previous 16 times schedule. The Company intends to continue the guaranteed average circulation base of 215,000 in 1998. * According to a recent analysis conducted for the Company by BPA International ("BPA") of NewMedia subscriber demographic data, the average subscriber to the publication has represented that they are personally involved in the purchase of approximately $1,080,000 worth of digital content-related hardware, software and services in a twelve-month period.* This represents a more than 100 percent increase from the approximate $516,000 average purchasing power for NewMedia subscribers in 1996. In addition, a redesign of NewMedia will debut with the July 1998 issue. * The redesign is a culmination of a repositioning strategy that was initiated in 1996. The goal is to target the most senior managers and professionals responsible for driving digital-content strategies within business today - the Digital Elite.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

HyperMedia also produces the NewMedia INVISION Awards Festival, the largest juried digital media competition in the world. The program seeks out the highest achievements in digital content creation for business, entertainment, marketing, government and education. The 1998 NewMedia INVISION Festival will include a 6,000 square foot PLAYLAND Gallery, Evening New Media Showcases and a two day Digital Creativity conference.*

HyperMedia also publishes newmediaocom, an award-winning World Wide Web site of news, information, products and services for the digital content creation market. The Company recently introduced ioServ, an innovative electronic reader service capability that uses the immediacy and interactivity of the Web to respond to readers' product information requests in minutes instead of months.

Results of Operations

Revenues decreased to $1,754,000 in the first fiscal quarter of 1998 from $1,915,000 in a comparable period in 1997, primarily as a result of decreases in advertising sales in NewMedia. The Company believes that the decrease in advertising revenue is related to a number of market factors, including the migration of digital content development from CD-ROM based media to the Internet and shifts in the Macintosh hardware and software market, as digital content creators make a transition toward increased use of Windows based workstations.

In the first quarter of 1998, Windows- and Unix-based systems advertising in NewMedia magazine grew by 43 percent vs. the prior-year period, led by advertising from Compaq, Dell, Digital, IBM, and Silicon Graphics. The Company believes that part of this increase was driven by the strong results reported in NewMedia magazine's most recent BPA International circulation audit. The magazine's average annual subscriber purchase power has more than doubled in 1997 to $1.08 million from $516,000 in 1996, according to the audit conducted by BPA International.

The Company incurred a net loss of $370,000 and $98,000 in the first quarters of 1998 and 1997, respectively. The increase in net loss in the first quarter of 1998 as compared to 1997 is primarily a result of an increased investment in sales and marketing and to the decrease in NewMedia advertising revenues. The NewMedia magazine sales force has almost doubled from the first quarter of 1997 to 1998.

Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $283,000 for the quarter ended March 31, 1998, as compared to $291,000 for the same quarter in 1997. Editorial expenses stayed approximately the same in the first quarter of 1998 as a result of various offsetting factors. As a percentage of revenues, editorial expenses increased slightly from 15% in the first quarter of 1997 to 16% in the first quarter of 1998. The Company expects that editorial expenses will decrease in the balance of 1998 as a result of the lower number of issues associated with the 1998 publishing strategy. *

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Production expenses, including costs for design, materials and printing of the Company's publications, were $503,000 for the quarter ended March 31, 1998. This compares to $476,000 for the quarter ended March 31, 1997. The increase of $27,000, or 6%, is primarily attributable to higher paper prices. Production expenses are expected to remain relatively flat during the balance of 1998, as the result of a projected increase in advertising pages, if any, and higher paper costs, which will be offset by the lower number of issues to be published in 1998.*

Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the direct mail promotions of the Company's publications, were $524,000 and $564,000 for the quarters ended March 31, 1998 and 1997, respectively. The Company currently capitalizes its circulation development expenditures and amortizes them over a 12 month period. The decrease of $40,000, or 7%, is primarily attributable to the smaller amount of circulation development expenditure amortization included in the first quarter of 1998 as compared to the same period in 1997. As part of the Company's publishing strategy in 1996 and 1997, the minimum readership qualifications to receive the magazine were significantly more stringent. As a result of these new criteria, the purchasing power of new media products and services of the average subscriber increased to approximately $1,100,000 at the end of 1997, from approximately $500,000 at the end of 1996 and less than $200,000 in 1995. The Company intends to maintain the higher minimum readership qualifications to receive the magazine in 1998. * Circulation expenses represented 30% of revenues for the first quarter of 1998 as compared to 29% of revenues for the same period of 1997. Circulation expenses are expected to decrease in the balance of 1998 as the result of the impact of the frequency based on the 1998 publishing strategy.*

Sales and marketing expenses were $526,000 for the quarter ended March 31, 1998, as compared to $420,000 for the same quarter in 1997. The increase of $106,000, or 25%, is attributable to higher expenditures on sales and marketing programs and increased sales compensation expenses, including those related to the hiring of new sales personnel in the fourth quarter of 1997 and the first quarter of 1998. The NewMedia magazine sales force has almost doubled from the first quarter of 1997 to 1998. Sales and marketing expenses represented 30% of revenues for the first quarter of 1998 as compared to 22% of revenues for the same period of 1997. Sales and marketing expenses are expected to increase during the balance of 1998 because of higher sales compensation expenses due to increased headcount, and higher expenditures associated with the expansion of the NewMedia INVISION Awards Festival which will include a conference program. *

Product development costs totaled $12,000 for the quarter ended March 31, 1998, as compared to $9,000 for the comparable quarter in 1997, and consist of costs incurred in the development of new products, including the Internet World Wide Web site, Hyperstand. The Company plans to continue its product development efforts during 1998. *


---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

General and administrative expenses were $271,000 and $243,000 for the quarters ended March 31, 1998 and 1997, respectively. The increase of $28,000, or 12%, primarily reflects increased compensation costs. General and administrative expenses represented 15% of revenues for the first quarter of 1998 as compared to 13% for the same period in 1997. General and administrative costs are expected to grow in the balance of 1998 with expected increases in general and administrative expenses that accompany anticipated revenue growth, if any.*

Liquidity and Capital Resources

At March 31, 1998, the Company had approximately $1,610,000 in net working capital and its principal sources of liquidity consisted of approximately $770,000 in cash, a $1 million line of credit limited to 70% of qualified accounts receivable and an agreement with MK Global Ventures to purchase up to $600,000 of the Company's Series J Preferred Stock at the Company's request, subject to MK Global's acceptance, at any time up to and including August 21, 1998. At March 31, 1998, there were no borrowings outstanding under this line of credit. As a result of the conditions of the line of credit and financial results of the 1998 first fiscal quarter, the Company had unused borrowing capacity of $872,000. Partial usage of unused borrowing capacity could be restricted by financial operating covenants. In March 1998, the $1,000,000 line of credit secured by 70% of qualified accounts receivable was renewed with similar terms, conditions and covenants for a period through March 1999.

The Company signed an agreement in February 1998 with its largest shareholder, MK Global Ventures in association with its MK GVD Fund, to invest in additional capital of the Company to finance operations. Under the Series J Preferred Stock Purchase Agreement, MK GVD Fund agreed to invest, subject to MK Global's acceptance, up to $2,000,000 on or before August 21, 1998. The price per share of this Series J Preferred Stock, which the Company has not registered under the Securities Act of 1933, as amended, was 85% of the fair market value of the Company's common stock, based on the average of the closing bid price per share for the ten trading days ending five business days before the closing of the investment. The Company drew approximately $1,300,000 of this capital commitment in February 1998 and approximately an additional $100,000 of this capital commitment in March 1998.

The Company expects that it will continue to require significant amounts of cash to finance operations.* The Company has not committed to make significant capital expenditures, but may make such expenditures in the future.* The Company believes that the existing cash balances, together with cash generated from operations and borrowings available under its line of credit, will be sufficient to meet its cash requirements through at least the end of 1998.* There can be no assurance, however, that the Company's anticipation of its future cash requirements will be correct. Thereafter, the Company may seek to raise additional working capital, primarily through sales of debt or equity securities.* In addition, the Company may seek to raise additional working capital prior to the end of 1998 if it can raise such capital on acceptable terms.* See "Factors Affecting Operating Results and Market Price of Stock -- Possible Delisting of Securities from Nasdaq SmallCap Market; Need to Raise Additional Capital."
---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

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

Among the factors that could cause actual results to differ materially are those listed below and those listed in the Company's SEC reports including but not limited to the annual report on Form 10-K for the year ended December 31, 1997.

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

History of Losses and Accumulated Deficits

The Company incurred total net losses of $11,773,000 from inception to March 31, 1998, including a net loss of $370,000 for the quarter ended March 31, 1998. The Company expects to incur losses for at least the first three quarters of 1998, as it continues to increase expenditures to promote and expand its current publications and develop and launch new products.* There can be no assurance that during 1998 or thereafter the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia, maintain the circulation base of NewMedia, have a productive advertising sales force that includes recently-hired sales people, control its costs, and successfully implement its marketing and product strategy in relation to the corporate digital content creation marketplace.* There can be no assurance that the Company will be successful in any of these efforts.

1998 Publishing Strategy; Sales and Marketing Strategy

The key elements of the Company's 1998 publishing strategy are to focus on the professional market for digital content creation, to return to publishing at a monthly frequency of 12 times per year starting in the second quarter of 1998, to maintain the stringent minimum qualification criteria that potential subscribers were required to meet in order to qualify for a subscription, and to maintain the guaranteed circulation base of 215,000 qualified NewMedia readers.* In addition, the Company increased the price it charges for a one-time, full-page, four-color advertisement in NewMedia from $17,845 to $19,995. There can be no assurance that the Company's publishing strategy will result in increased revenues or in profitability. Certain components of production, circulation and editorial expenses associated with this publishing strategy will increase.* When NewMedia's publishing frequency changes in the second quarter of 1998 from 16 times per year to monthly, there can be no assurance that advertising revenues, minus variable production and postage charges from the new publishing frequency of three issues per quarter, will be greater than the previous rate of four issues per quarter. The Company has been undergoing an advertising category transition since the second half of 1995, away from the consumer market toward the above mentioned professional market for digital content creation. To replace these consumer market advertisers and to grow advertising revenues, the Company needs to sell advertisements oriented to the professional market for digital content creation. There can be no assurance that the Company will be able to sell a sufficient number of advertisements to the professional market to make its strategy successful. Until the circulation direct mail (and associated) campaigns for qualified readers using the qualification criteria is completed, there can be no assurance that the estimated purchasing power of new media products and services will be maintained with a reasonable level of circulation expenditures. As a result, the Company does not expect growth in advertising revenues until at least the third or fourth quarter of 1998, if at all.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Possible Delisting of Securities From Nasdaq SmallCap Market; Need to Raise Additional Capital

The Nasdaq SmallCap Market ("Nasdaq") has recently adopted more stringent financial requirements for listing on Nasdaq, which became effective on February 23, 1998. With respect to continued listing, such new requirements are (i) either at least $2,000,000 in tangible assets, a $35,000,000 market capitalization or net income of at least $500,000 in two of the three prior years, (ii) at least 500,000 shares in the public float valued at $1,000,000 or more, (iii) a minimum Common bid price of $1.00, (iv) at least two active market makers, and (v) at least 300 holders of the Common Stock. The $1,400,000 that the Company raised through the issuance of Series J Convertible Preferred Stock in February 1998 and March 1998 enabled the Company to meet the new requirement of at least $2,000,000 in tangible net assets on a proforma basis based on the Company's December 31, 1997 and January 31, 1998 balance sheets and on an actual basis based on the Company's March 31, 1998 balance sheet. Based on current financial projections for the second and third quarters of 1998, the Company will need to sell additional shares of Series J Convertible Preferred Stock, or other equity securities, to continue to meet the new financial requirements for continued listing on Nasdaq. In the event of delisting by Nasdaq, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market, in the so-called "pink sheets" or the NASD's "Electronic Bulletin
Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions and lower prices for the Company's securities than might otherwise be attained.

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

Control By Principal Stockholders

The Company's principal stockholders, MK Global Ventures II and its affiliate MK GVD Fund (together, the "MK Entities"), together beneficially own over 50% of the outstanding Common Stock (assuming conversion of all outstanding Preferred Stock in Common Stock). In addition, the MK Entities have two representatives on the five-person Board of Directors of the Company. Accordingly, the MK Entities will be able to determine the composition of the Company's Board of Directors, will retain voting power to approve all matters requiring stockholder approval and will continue to have significant influence over the affairs of the Company. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant and does not expect that costs associated with Year 2000 compliance will be material. In addition, the Company believes that the purchasing patterns of companies that subscribe to NewMedia as well as the Company's advertising clients may be affected by Year 2000 issues, as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase advertising in publications like NewMedia, which could result in a material adverse effect on the Company's business, operating results and financial condition.

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

Dependence on Key Personnel and Sales Personnel

The Company's success depends to a large extent upon the efforts and abilities of key managerial employees, including without limitation, Richard Landry, the Chief Executive Officer, of the Company. The Company's success also depends on the performance of key sales personnel. The loss of certain of these key managers or sales personnel could have a material adverse effect on the Company. The Company has not entered into employment agreements with its executive officers and carries no key man insurance on their lives. The success of the Company's business will also depend upon its ability to continue to attract and retain qualified employees. Competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.

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

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

The Company signed an agreement in February 1998 with its largest shareholder, MK Global Ventures in association with its MK GVD Fund, to invest in additional capital of the Company to finance operations. Under the Series J Preferred Stock Purchase Agreement, MK GVD Fund agreed to invest up to $2,000,000 on or before August 21, 1998. The price per share of this Series J Preferred Stock, which the Company has not registered under the Securities Act of 1933, as amended, was 85% of the fair market value of the Company's common stock based on the average of the closing bid price per share for the ten trading days ending five business days before the closing of the investment. Shares of Series J Preferred Stock, which carry a 5% dividend, are convertible at the option of the holder at any time into shares of Common Stock in an amount equal to the Initial Sales Price divided by the appropriate Conversion Price. In February and March 1998, the Company issued 105,000 and 6,750 shares of Series J Preferred Stock under this agreement at a price of $12.38 and $14.88 per share, respectively, for aggregate proceeds of approximately $1,400,000. Each share of Series J Preferred Stock is convertible at the option of the holder into 20 shares of the Company's common stock. These proceeds will be primarily used by the Company to fund operating losses and working capital requirements and to meet the new Nasdaq SmallCap Market ("Nasdaq") listing requirements of at least $2,000,000 in tangible net assets based on the Company's March 31, 1998 balance sheet. This leaves a balance of up to approximately $600,000 which the MK GVD Fund has agreed to invest, subject to MK Global's acceptance, in Series J Preferred Stock on or before August 21, 1998.

Item 6.  Exhibits and Reports on Form 8-K

                  (a) A Form 8-K was filed February 20, 1998 which reported under Item 5. thereof the Company's issuance of $1.3 million of Series J Preferred Stock and the Company's operating results for fiscal 1997.

Items 1, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May  12, 1998                    HyperMedia Communications, Inc.


                                          By: /s/ Richard Landry_______
                                          Richard Landry
                                          President and Chief Executive Officer
                                          (Principal Financial and Accounting
                                          Officer)