Form 10-Q
period 1998-06-30
HYPERMEDIA COMMUNICATIONS INC
filed 1998-08-14
CIK 894680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended [June 30, 1998]

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from_____to_____.

Commission File Number  1-11624



                         HyperMedia Communications, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         California                                              94-3104247
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


901 Mariner's Island Blvd., Suite 365,
          San Mateo, California                                         94404
(Address of principal executive offices)                              (Zip Code)

                                 (650) 573-5170
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

As of August 4, 1998, 3,200,141 shares of the Registrant's common stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION
Item 1.
                         HYPERMEDIA COMMUNICATIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                                                                     June 30,              December 31,
                                                                                       1998                     1997
                                                                                ------------------      -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $        887,000        $        269,000
     Accounts receivable, net of allowance for
           doubtful accounts of $143,000 and $110,000                                  1,136,000               1,165,000
     Prepaid expenses and other assets                                                   618,000                 567,000
                                                                                ------------------      ------------------
             Total current assets                                                      2,641,000               2,001,000

Property and equipment, net                                                              424,000                 451,000
                                                                                ------------------      ------------------
                                                                                $      3,065,000        $      2,452,000
                                                                                ==================      ==================


Current liabilities:
     Accounts payable                                                           $        672,000        $        956,000
     Accrued liabilities                                                                 313,000                 439,000
     Deferred revenue                                                                     54,000                  31,000
                                                                                ------------------      ------------------
             Total current liabilities                                                 1,039,000               1,426,000
                                                                                ------------------      ------------------

Shareholders' equity:
     Convertible Preferred Stock, $.001 par value; 10,064,516
          shares authorized; 8,512,191 and 8,342,910 shares                            3,928,000               2,003,000
          issued and outstanding
     Common Stock, $.001 par value; 50,000,000 shares
          authorized; 3,200,141 shares issued and                                     10,427,000              10,427,000
          outstanding
     Accumulated deficit                                                             (12,329,000)            (11,404,000)
                                                                                ------------------      ------------------
             Total shareholders' equity                                                2,026,000               1,026,000
                                                                                ------------------      ------------------
                                                                                $      3,065,000     $         2,452,000
                                                                                ==================      ==================

      See the accompanying notes to these condensed financial statements.

                                       2

                                             HYPERMEDIA COMMUNICATIONS, INC.
                                                 STATEMENT OF OPERATIONS
                                                       (UNAUDITED)
                                                      Three months ended June 30,           Six months ended June 30,
                                                 ------------------------------------  ----------------------------------
                                                       1998               1997                1998             1997
                                                 ----------------  ------------------  ----------------  ----------------
Revenues                                         $     1,329,000   $       1,801,000   $     3,083,000   $     3,716,000
                                                 ----------------  ------------------  ----------------  ----------------
Expenses:
    Editorial                                            239,000             284,000           522,000           575,000
    Production                                           381,000             471,000           884,000           947,000
    Circulation                                          471,000             532,000           995,000         1,096,000
    Sales and marketing                                  553,000             384,000         1,079,000           804,000
    Product development                                   11,000              10,000            23,000            19,000
    General and administrative                           232,000             210,000           503,000           453,000
                                                 ----------------  ------------------  ----------------  ----------------
            Total expenses                             1,887,000           1,891,000         4,006,000         3,894,000
                                                 ----------------  ------------------  ----------------  ----------------

Loss from operations                                    (558,000)            (90,000)         (923,000)         (178,000)

Interest and other (income) expense, net                  (3,000)              7,000             2,000            17,000
                                                 ----------------  ------------------  ----------------  ----------------
Net loss                                         $      (555,000)  $         (97,000)  $      (925,000)  $      (195,000)
                                                 ================  ==================  ================  ================

Basic and diluted net loss per share             $         (0.17)  $           (0.03)  $         (0.29)  $         (0.06)
                                                 ================  ==================  ================  ================


Weighted average common and
    common equivalent shares                           3,200,141           3,200,141         3,200,141         3,200,141
                                                 ================  ==================  ================  ================

      See the accompanying notes to these condensed financial statements.

                                       3

                                    HYPERMEDIA COMMUNICATIONS, INC.
                                        STATEMENT OF CASH FLOWS
                                              (UNAUDITED)
                                                                       Six months ended June 30,
                                                               ------------------------------------------
                                                                       1998                    1997
                                                               -------------------      -----------------
Cash flow from operating activities:
    Net loss                                                   $         (925,000)      $       (195,000)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                                      114,000                119,000
       Allowance for doubtful accounts                                     33,000                (73,000)
       Other                                                                   --                 20,000
       Change in assets and liabilities:
           Accounts receivable                                             (4,000)                71,000
           Prepaid expenses and other assets                              (51,000)                61,000
           Accounts payable                                              (284,000)               (88,000)
           Accrued liabilities                                           (126,000)               (44,000)
           Deferred revenue                                                23,000                118,000
                                                               -------------------      -----------------
Net cash used in operating activities                                  (1,220,000)               (11,000)
                                                               -------------------      -----------------

Net cash used in investing activities for
    purchase of fixed assets                                              (87,000)               (24,000)
                                                               -------------------      -----------------
Cash flows from financing activities:
    Proceeds from issuance of Preferred Stock                           1,925,000                 98,000
    Proceeds from issuance of Common Stock                                     --                 50,000
    Repayment of note payable                                                  --               (110,000)
                                                               -------------------      -----------------
Net cash provided by financing activities                               1,925,000                 38,000
                                                               -------------------      -----------------

Net increase in cash                                                      618,000                  3,000

Cash and cash equivalents at beginning of period                          269,000                107,000
                                                               -------------------      -----------------

Cash and cash equivalents at end of period                     $          887,000       $        110,000
                                                               ===================      =================

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                   $            2,000       $         17,000
                                                               ===================      =================

      See the accompanying notes to these condensed financial statements.

                                       4

                         HYPERMEDIA COMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial statements of HyperMedia Communications, Inc. (the "Company") as of June 30, 1998 and 1997 and for the three and six months then ended are unaudited, and in the opinion of management, all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods have been included. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1997 and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results expected for the entire year.

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


NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is based upon the weighted average number of outstanding shares of Common Stock. Common stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been excluded from the computation for the three month periods ended June 30, 1998 and 1997 and for the six month periods ended June 30, 1998 and 1997 as their effect is anti-dilutive.

NOTE 3 - STATEMENT OF SHAREHOLDER'S EQUITY

In the first quarter of 1998, the Board of Directors approved the issuance of the Series J Preferred Stock. The Series J Preferred Stock ranks pari passu with the Series F, G, H and I Preferred Stock. 111,750 Series J Preferred Stock shares were issued during the quarter ended March 31, 1998. An additional 57,531 Series J Preferred Stock shares were issued during the quarter ended June 30, 1998.

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

The 1998 publishing strategy, which was implemented in the second quarter, returned NewMedia to a monthly publishing frequency. This publishing schedule was implemented in response to the expressed preference of NewMedia's advertising clients for a standard monthly publishing frequency as opposed to the previous 16 times schedule. The Company intends to continue the guaranteed average circulation base of 215,000 in 1998. * According to a recent analysis conducted for the Company by BPA International ("BPA") of NewMedia subscriber demographic data, the average subscriber to the publication has represented that they are personally involved in the purchase of approximately $1,080,000 worth of digital content-related hardware, software and services in a twelve-month period.* This represents a more than 100 percent increase from the approximate $516,000 average purchasing power for NewMedia subscribers in 1996. In addition, a redesign of NewMedia debuted with the July 1998 issue. * The redesign was a culmination of a repositioning strategy that was initiated in 1996. The goal is to target the most senior managers and professionals responsible for driving digital-content strategies within business today - the Digital Elite.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

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

Results of Operations

The Company's gross revenues were $1,329,000 and $1,801,000 for the quarters ended June 30, 1998 and 1997, respectively, and $3,083,000 and $3,716,000 for the six months then ended, primarily as a result of decreases in advertising sales in NewMedia. The Company believes that the decrease in advertising revenue is related to a number of market factors, including the migration of digital content development from CD-ROM based media to the Internet and shifts in the Macintosh hardware and software market, as digital content creators make a transition toward increased use of Windows based workstations. In the second quarter of 1998, the Company also reduced the frequency of NewMedia magazine from a sixteen time publishing schedule to a monthly publishing schedule.

The Company's total expenses were $1,887,000 and $1,891,000 for the quarters ended June 30, 1998 and 1997, respectively, and $4,006,000 and $3,894,000 for the six months then ended. The reduction in expenses associated with the lower number of issues published in 1998 was offset by an increased investment in sales and marketing.

The net loss for the first six months of 1998 was $925,000 as compared to the loss of $195,000 for the first six months of 1997. The Company posted a net loss of $555,000 in the second quarter of 1998 as compared to a net loss of $97,000 for the same period of 1997. The increase in net loss in the second quarter of 1998 as compared to 1997 is primarily a result of an increased investment in sales and marketing and to the decrease in NewMedia advertising revenues. The NewMedia magazine sales force has almost doubled in the first half of 1998 compared to the first half of 1997.

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $239,000 and $284,000 for the quarters ended June 30, 1998 and 1997, respectively, and $522,000 and $575,000 for the six months then ended. The reductions in editorial expenses are primarily attributable to cost control programs. Editorial expenses represented 18% and 16% of revenue for the quarters ended June 30, 1998 and 1997, respectively. The Company expects that editorial expenses will decrease in the balance of 1998 versus the second half of 1997 as a result of the lower number of issues associated with the 1998 publishing strategy. *

Production expenses, including costs for design, materials and printing of the Company's publications, were $381,000 and $471,000 for the quarters ended June 30, 1998 and 1997, respectively and $884,000 and $947,000 for the six months then ended. The decrease in production expenses for the second fiscal quarter and first six months of 1998 as compared to the same quarter and six months of 1997 is primarily attributable to the reduction of the number of issues per quarter (from 4 to 3), starting in the second fiscal quarter of 1998. Production expenses represented 29% of revenue in the second quarter of 1998 compared to 26% for the same period in 1997. Production expenses are expected to remain relatively flat during the balance of 1998, as the result of a projected increase in advertising pages, if any, and higher paper costs, which will be offset by the lower number of issues to be published in 1998.*

Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the direct mail promotions of the Company's publications, were $471,000 and $532,000 for the quarters ended June 30, 1998 and 1997, respectively, and $995,000 and $1,096,000 for the six months then ended. The Company currently capitalizes its circulation development expenditures and amortizes them over a 12 month period. The decrease of $61,000, or 11%, is primarily attributable to the smaller amount of circulation development expenditure amortization included in the second quarter of 1998 as compared to the same period in 1997. As part of the Company's publishing strategy in 1996 and 1997, the minimum readership qualifications to receive the magazine were significantly more stringent. As a result of these new criteria, the power the average subscriber represents he has to purchase new media products and services increased to approximately $1,100,000 at the end of 1997, from approximately $500,000 at the end of 1996 and less than $200,000 in 1995. The Company intends to maintain the higher minimum readership qualifications to receive the magazine in 1998.* Circulation expenses represented 35% of revenues for the second quarter of 1998 as compared to 30% of revenues for the same period of 1997. Circulation expenses are expected to decrease in the balance of 1998 versus 1997 as the result of the impact of the frequency based on the 1998 publishing strategy.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

Sales and marketing expenses were $553,000 and $384,000 for the quarters ended June 30, 1998 and 1997, respectively, and $1,079,000 and $804,000 for the six months then ended. The increase is attributable to higher expenditures on sales and marketing programs and increased sales compensation expenses, including those related to the hiring of new sales personnel in the fourth quarter of 1997 and the first half of 1998. The NewMedia magazine sales force has almost doubled from the first half of 1997 to the first half of 1998. Sales and marketing expenses represented 35% of revenues for the first half of 1998 as compared to 22% of revenues for the same period of 1997. Sales and marketing expenses represented 42% of revenue for the second quarter of 1998 as compared to 21% of revenue for the same period of 1997. Sales and marketing expenses are expected to increase during the balance of 1998 because of higher sales compensation expenses due to increased headcount, and higher expenditures associated with the expansion of the NewMedia INVISION Awards Festival, which will include a conference program.*

Product development expenses were $11,000 and $10,000 for the quarters ended June 30, 1998 and 1997, respectively, and $23,000 and $19,000 for the six months then ended, and consist of costs incurred in the development of new products, including the Internet World Wide Web site, Hyperstand. The Company plans to continue its product development efforts during 1998.*

General and administrative expenses were $232,000 and $210,000 for the quarters ended June 30, 1998 and 1997, respectively, and $503,000 and $453,000 for the six months then ended. The increase of $50,000, or 11%, in the first six months of 1998 as compared to 1997 and $22,000, or 10%, in the second quarter of 1998 as compared to the same period in 1997 primarily reflects increased consulting costs. General and administrative expenses represented 17% of revenue for the second quarter of 1998 as compared to 12% for the same period in 1997.

 ---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

Liquidity and Capital Resources

At June 30, 1998, the Company had approximately $1,602,000 in net working capital and its principal sources of liquidity consisted of approximately $887,000 in cash, a $1 million line of credit limited to 70% of qualified accounts receivable, and an agreement with MK Global Ventures to purchase up to $50,000 of the Company's Series J Preferred Stock at the Company's request, subject to MK Global's acceptance, at any time up to and including August 21, 1998. The revolving credit facility is secured by the assets of the Company and requires the Company to maintain certain quarterly financial ratios. For the quarter ended June 30, 1998, the Company was not in compliance with certain financial covenants. However, the Company obtained a waiver for the quarter ended June 30, 1998 and the line of credit remains available to the company. No borrowings were outstanding under this agreement at quarter end.

The Company signed an agreement in February 1998 with its largest shareholder, MK Global Ventures in association with its MK GVD Fund, to invest additional capital to finance operations. Under the Series J Preferred Stock Purchase Agreement, MK GVD Fund agreed to invest, subject to MK Global's acceptance, up to $2,000,000 on or before August 21, 1998. The price per share of this Series J Preferred Stock, which the Company has not registered under the Securities Act of 1933, as amended, was 85% of the fair market value of the Company's common stock, based on the average of the closing bid price per share for the ten trading days ending five business days before the closing of the investment. The Company drew approximately $1,300,000 of this capital commitment in February 1998, approximately an additional $100,000 of this capital commitment in March 1998, and an additional $550,000 in June 1998. These capital draws were offset by $25,000 in issuance costs.

The Company expects that it will continue to require significant amounts of cash to finance operations.* The Company has not committed to make significant capital expenditures, but may make such expenditures in the future.* The Company believes that the existing cash balances, together with any cash generated from operations and borrowings potentially available under its line of credit, will be sufficient to meet its cash requirements through at least the end of 1998.* There can be no assurance, however, that the Company's anticipation of its future cash requirements will be correct. Thereafter, the Company may seek to raise additional working capital, primarily through sales of debt or equity securities.* In addition, the Company may seek to raise additional working capital prior to the end of 1998 if it can raise such capital on acceptable terms.* See "Factors Affecting Operating Results and Market Price of Stock -- Possible Delisting of Securities from Nasdaq SmallCap Market; Need to Raise Additional Capital."

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

The terms of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock and outstanding warrants grant the holders thereof certain preferential rights including conversion and/or registration rights, which may have a dilutive effect on existing shareholders and may therefore limit the availability of financing, particularly equity financing. The Company has no commitments for any such financing, and there can be no assurance that any such debt or equity financing will be available on terms acceptable to the Company, or at all. The Company's ability to borrow under the line of credit is subject to compliance with certain financial covenants, including, but not limited to, quarterly profitability beginning with the fourth fiscal quarter of 1998 and maintaining a minimum $1,500,000 tangible net worth. There can be no assurance that the Company will be successful in complying with these financial covenants. The Company's failure to comply with the financial covenants could preclude it from utilizing the line of credit, which could have a material adverse effect on the Company's liquidity and financial condition. In addition, the Company's inability to raise capital, if required, could have a material adverse effect on the Company's business and results of operations.

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

Among the factors that could cause actual results to differ materially are those listed below and those listed in the Company's SEC reports including but not limited to the annual report on Form 10-K for the year ended December 31, 1997 and quarterly report on Form 10-Q for the quarter ended March 31, 1998.

History of Losses and Accumulated Deficits

The Company has incurred total net losses of $12,329,000 from inception to June 30, 1998, including a net loss of $555,000 for the quarter ended June 30, 1998. The Company expects to incur losses for at least the next two quarters of 1998, as it continues to increase expenditures to promote and expand its current publications and develop and launch new products.* There can be no assurance that during 1998 or thereafter the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia, maintain the circulation base of NewMedia, have a productive advertising sales force, control its costs, and successfully implement its marketing and product strategy in relation to the corporate digital content creation marketplace. The Company has recently hired a significant portion of its sales staff who must be trained and integrated into the operation. There can be no assurance that the Company will be successful in any of these efforts. See "Risks Associated with Sales and Marketing Strategy."

1998 Publishing Strategy; Sales and Marketing Strategy

The key elements of the Company's 1998 publishing strategy are to focus on the professional market for digital content creation, to return to publishing at a monthly frequency of 12 times per year starting in the second quarter of 1998, to maintain the stringent minimum qualification criteria that potential subscribers were required to meet in order to qualify for a subscription, and to maintain the guaranteed circulation base of 215,000 qualified NewMedia readers.* In addition, the Company increased the price it charges for a one-time, full-page, four-color advertisement in NewMedia from $17,845 to $19,995. There can be no assurance that the Company's publishing strategy will result in increased revenues or in profitability. Certain components of production, circulation and editorial expenses associated with this publishing strategy will increase.* As NewMedia's publishing frequency changes in the second quarter of 1998 from 16 times per year to monthly, there can be no assurance that advertising revenues, minus variable production and postage charges from the new publishing frequency of three issues per quarter, will be greater than the previous rate of four issues per quarter. The Company has been undergoing an advertising category transition since the second half of 1995, away from the consumer market toward the professional market for digital content creation. To replace these consumer market advertisers and to grow advertising revenues, the Company needs to sell advertisements oriented to the professional market for digital content creation. There can be no assurance that the Company will be able to sell a sufficient number of advertisements to the professional market to make its strategy successful. Until the circulation direct mail (and associated) campaigns for qualified readers using the qualification criteria is completed, there can be no assurance that the estimated purchasing power of new media products and services will be maintained with a reasonable level of circulation expenditures. As a result, the Company does not expect growth in advertising revenues until at least the fourth quarter of 1998, if at all.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Possible Delisting of Securities From Nasdaq SmallCap Market; Need to Raise Additional Capital

The Nasdaq SmallCap Market ("Nasdaq") has recently adopted more stringent financial requirements for listing on Nasdaq, which became effective on February 23, 1998. With respect to continued listing, such new requirements are (i) either at least $2,000,000 in tangible net assets, a $35,000,000 market capitalization or net income of at least $500,000 in two of the three prior years, (ii) at least 500,000 shares in the public float valued at $1,000,000 or more, (iii) a minimum closing bid price for the Company's Common Stock of $1.00,
(iv) at least two active market makers, and (v) at least 300 holders of the Common Stock. The $1,400,000 that the Company raised through the issuance of Series J Convertible Preferred Stock in February 1998 and March 1998 enabled the Company to meet the new requirement of at least $2,000,000 in tangible net assets on a pro forma basis based on the Company's December 31, 1997 and January 31, 1998 balance sheets and on an actual basis based on the Company's March 31, 1998 and June 30, 1998 balance sheets. Based on current financial projections for the third and fourth quarters of 1998, the Company will need to sell additional shares of Series J Convertible Preferred Stock, or other equity securities, to continue to meet the new financial requirements for continued listing on Nasdaq. In addition, the Company's Common Stock has failed to meet the minimum $1.00 closing bid price and the Company must demonstrate to Nasdaq its ability to regain compliance with the minimum bid price criteria and to sustain long term compliance with all applicable maintenance criteria. The Company will participate in a written hearing before a Panel authorized by the NASD in early September 1998. The Panel will determine whether the Company's Common Stock will remain listed on the Nasdaq SmallCap Market and their decision is subject to appeal. In the event of delisting by Nasdaq, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market, in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions and lower prices for the Company's securities than might otherwise be attained.

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

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

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

Risks Associated With Sales and Marketing Strategy

The Company's ability to achieve future profitability depends upon the success of the Company's strategy to add and retain sales personnel in key markets and to increase the productivity of existing sales personnel. In July 1998, the Company hired a new Publisher. In the fourth quarter of 1997, the Company appointed a new East Coast Advertising Director and a Silicon Valley Senior Advertising Manager, and the Company has hired additional advertising sales personnel in the first quarter of 1998. New sales personnel typically take from six to nine months to become fully productive, and therefore the Company's operating results during such time may be adversely affected by the hiring of such personnel. In addition, there can be no assurance that such new sales personnel will achieve sufficient advertising revenue to become profitable for the Company after the first six to nine months or at all. Any failure of one or more of the new personnel to become productive will have a material adverse effect on the Company's operating results. Furthermore, the Company's revenues from advertising sales depends upon a small number of key sales personnel. Any inability of such personnel to maintain or increase existing sales levels, or any turnover in such personnel, would have a material adverse effect on the Company's operating results.

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

Uncertainty of Growth of the Professional Market for Digital Content Creation

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

Dependence on Key Personnel and Sales Personnel

The Company's success depends to a large extent upon the efforts and abilities of key managerial employees, including without limitation, Richard Landry, the Chief Executive Officer. The Company's success also depends on the performance of key sales personnel. The loss of certain of these key managers or sales personnel could have a material adverse effect on the Company. The Company has not entered into employment agreements with its executive officers and carries no key man insurance on their lives. The success of the Company's business will also depend upon its ability to continue to attract and retain qualified employees. Competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

The Company signed an agreement in February 1998 with its largest shareholder, MK Global Ventures in association with its MK GVD Fund, to invest in additional capital of the Company to finance operations. Under the Series J Preferred Stock Purchase Agreement, MK GVD Fund agreed to invest up to $2,000,000 on or before August 21, 1998. The price per share of this Series J Preferred Stock, which the Company has not registered under the Securities Act of 1933, as amended, was 85% of the fair market value of the Company's common stock based on the average of the closing bid price per share for the ten trading days ending five business days before the closing of the investment. Shares of Series J Preferred Stock, which carry a 5% dividend, are convertible at the option of the holder at any time into shares of Common Stock in an amount equal to the Initial Sales Price divided by the appropriate Conversion Price. In February and March 1998, the Company issued 105,000 and 6,750 shares of Series J Preferred Stock under this agreement at a price of $12.38 and $14.88 per share, respectively, for aggregate proceeds of approximately $1,400,000. In June 1998, the Company issued an additional 57,531 shares of Series J Preferred Stock under the agreement at a price of $9.56 per share for an additional aggregate proceeds of $550,000. Each share of Series J Preferred Stock is currently convertible at the option of the holder into 25.9 shares of the Company's common stock, subject to adjustment. These proceeds will be primarily used by the Company to fund operating losses and working capital requirements and to meet the new Nasdaq SmallCap Market ("Nasdaq") listing requirements of at least $2,000,000 in net tangible assets based on the Company's June 30, 1998 balance sheet. The issuance of the Series J Preferred Stock to the MK GVD Fund, an affiliate of the Company and an accredited investor, was exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4 (2) as a transaction not involving any public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 21, 1998. The results of the items submitted for vote were as follows:

         1.       Election of directors to serve until the next annual meeting.

                  Nominee                   Votes for         Withheld
                  -------                   ---------         --------
                  Patrick Ferrell           3,004,029          17,150
                  John Griffin              3,004,029          17,150
                  Michael Kaufman           3,004,029          17,150
                  Greg Lahann               3,004,029          17,150
                  Richard Landry            3,004,029          17,150

         2. Ratification and approval of an amendment of the Articles of Incorporation to reduce the number of designated shares of each series of Series F, Series G, Series H, and Series I Preferred Stock to the actual number of shares for each of the respective series of Preferred Stock that is outstanding and to return such previously designated and unissued shares to the pool of undesignated Preferred Stock.

                  Votes for:       1,994,031

                  Votes against:   18,700
                  Abstain:         3,600
                  Non-votes:       1,183,810

         3. Ratification and approval of an amendment to the 1993 Stock Plan increasing the aggregate number of shares of Common Stock reserved for issuance thereunder by 700,000 to 1,400,000.

                  Votes for:       1,883,586
                  Votes against:   130,545
                  Abstain:         2,200
                  Non-votes:       1,183,810

         4. Ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending December 31, 1998.

                  Votes for:       3,015,479
                  Votes against:   13,500
                  Abstain:         2,200
                  Non-votes:       178,962

Item 5.  Other Information

Proposals of shareholders of the Company that are intended to be presented by such shareholders at the Company's 1999 Annual Meeting of Shareholders, which are not eligible for inclusion in the proxy statement and form of proxy relating to that meeting, must be received by the Company no later than March 10, 1999. If such shareholders fail to comply with the foregoing notice provision, then the proxy holders will be allowed to use their voting discretionary authority when the proposal is raised at the 1999 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  3.1.1A Amended and Restated Articles of Incorporation filed as of 6/2/98

                  3.1.1B Certificate of Correction of Amended and Restated Articles of Incorporation filed as of 7/2/98

                  27.1     Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1998.


Items 1 and 3 are not applicable  and have  been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August  14, 1998                  HyperMedia Communications, Inc.


                                           By: /s/ Richard Landry
                                              -----------------------------
                                           Richard Landry
                                           President and Chief Executive Officer
                                           (Principal  Financial and  Accounting
                                           Officer)