Form 10-Q
period 1998-09-30
HYPERMEDIA COMMUNICATIONS INC
filed 1998-11-16
CIK 894680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____.

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


                     901 Mariner's Island Blvd., Suite 365,
                           San Mateo, California 94404
              (Address of principal executive offices and Zip code)

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

As of November 4, 1998, 3,200,141 shares of the registrant's common stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         HYPERMEDIA COMMUNICATIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                 September 30,     December 31,
                                                      1998             1997
                                                  ------------    --------------
ASSETS
Current assets:
      Cash and cash equivalents                   $    212,000    $    269,000
      Accounts receivable, net of allowance
           for doubtful accounts of
           $161,000 and $110,000                       861,000       1,165,000
      Prepaid expenses and other assets              1,002,000         567,000
                                                  ------------    ------------
              Total current assets                   2,075,000       2,001,000

Property and equipment, net                            413,000         451,000
                                                  ------------    ------------
                                                  $  2,488,000    $  2,452,000
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
      Accounts payable                            $    629,000    $    956,000
      Accrued liabilities                              274,000         439,000
      Deferred revenue                                 296,000          31,000
                                                  ------------    ------------
              Total current liabilities              1,199,000       1,426,000
                                                  ------------    ------------

Shareholders' equity:
      Convertible Preferred Stock, $.001 par
          value; 10,064,516 shares authorized;
          8,512,191 and 8,342,910 shares             3,924,000       2,003,000
          issued and outstanding
      Common Stock, $.001 par value; 50,000,000
        shares authorized; 3,200,141                10,427,000      10,427,000
        issued and outstanding
      Accumulated deficit                          (13,062,000)    (11,404,000)
                                                  ------------    ------------
              Total shareholders' equity             1,289,000       1,026,000
                                                  ------------    ------------
                                                  $  2,488,000    $  2,452,000
                                                  ============    ============

      See the accompanying notes to these condensed financial statements.

                                  HYPERMEDIA COMMUNICATIONS, INC.
                                      STATEMENT OF OPERATIONS
                                            (UNAUDITED)

                                             Three months ended              Nine months ended
                                                 September 30,                  September 30,
                                           --------------------------    --------------------------
                                               1998           1997           1998           1997
                                           -----------    -----------    -----------    -----------

Revenues                                   $ 1,028,000    $ 1,721,000    $ 4,099,000    $ 5,437,000
                                           -----------    -----------    -----------    -----------

Expenses:
    Editorial                                  201,000        294,000        723,000        869,000
    Production                                 378,000        481,000      1,262,000      1,428,000
    Circulation                                432,000        501,000      1,427,000      1,597,000
    Sales and marketing                        544,000        434,000      1,622,000      1,238,000
    Product development                         12,000         10,000         35,000         29,000
    General and administrative                 208,000        246,000        711,000        699,000
                                           -----------    -----------    -----------    -----------
            Total expenses                   1,775,000      1,966,000      5,780,000      5,860,000
                                           -----------    -----------    -----------    -----------

Loss from operations                          (747,000)      (245,000)    (1,681,000)      (423,000)

Interest and other (income) expense, net       (13,000)         4,000        (22,000)        21,000
                                           -----------    -----------    -----------    -----------
Net loss                                   $  (734,000)   $  (249,000)   $(1,659,000)   $  (444,000)
                                           ===========    ===========    ===========    ===========

Basic and diluted net loss per shar$             (0.23)   $     (0.08)   $     (0.52)   $     (0.14)
                                           ===========    ===========    ===========    ===========


Weighted average common and
    common equivalent shares                 3,200,141      3,200,137      3,200,141      3,200,137
                                           ===========    ===========    ===========    ===========

                See the accompanying condensed notes to these financial statements.

                                                 3

                         HYPERMEDIA COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                           Nine months ended
                                                              September 30,
                                                     ---------------------------
                                                         1998          1997
                                                     -----------    -----------

Cash flow from operating activities:
     Net loss                                        $(1,659,000)   $  (444,000)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation and amortization                    167,000        175,000
        Allowance for doubtful accounts                   51,000        (64,000)
        Other                                               --           20,000
        Change in assets and liabilities:
           Accounts receivable                           253,000         31,000
           Prepaid expenses and other assets            (434,000)       (70,000)
           Accounts payable                             (327,000)      (164,000)
           Accrued liabilities                          (165,000)        90,000
           Deferred revenue                              265,000        329,000
                                                     -----------    -----------
Net cash used in operating activities                 (1,849,000)       (97,000)
                                                     -----------    -----------

Net cash used in investing activities for
     purchase of fixed assets                           (129,000)       (28,000)
                                                     -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of Preferred Stock         1,921,000        348,000
     Proceeds from issuance of Common Stock                 --           50,000
     Repayment of note payable                              --         (285,000)
                                                     -----------    -----------
Net cash provided by financing activities              1,921,000        113,000
                                                     -----------    -----------

Net increase in cash                                     (57,000)       (12,000)

Cash and cash equivalents at beginning of period         269,000        107,000
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   212,000    $    95,000
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest        $     2,000    $    21,000
                                                     ===========    ===========

      See the accompanying condensed notes to these financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial statements of HyperMedia Communications, Inc. (the "Company") as of September 30, 1998 and 1997 and for the three and nine months then ended are unaudited, and in the opinion of management, all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods have been included. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1997 and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results expected for the entire year.

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


NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is based upon the weighted average number of outstanding shares of Common Stock. Common stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been excluded from the computation for the three month periods ended September 30, 1998 and 1997 and for the nine month periods ended September 30, 1998 and 1997 as their effect is anti-dilutive.

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

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act, that involve risks and uncertainties, including but not limited to those statements that have been identified by an asterisk (*) and other statements regarding the Company's strategy, financial performance, and revenue sources. The Company's actual results may differ significantly from those anticipated in these forward-looking statements as a result of the factors set forth below and in "Factors Affecting Operating Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

General

HyperMedia Communications, Inc. (the "Company" or "HyperMedia") publishes NewMedia Magazine ("NewMedia"), the largest publication serving the corporate digital content market. "Digital content" is information created using computer-based video, audio, graphics, animation and Internet technologies. Companies use digital content in building brand awareness through marketing, advertising, promotions, corporate presentations and sales and technical training. Corporate digital content creators use a wide array of digital communications technologies, including Internet development tools and services, desktop and portable personal computers, workstations, servers, audio/video compression and editing equipment, graphics hardware and software, high-density storage devices and video conferencing systems. Digital media output is actively employed in a broad range of businesses and disciplines, such as brand identity (including presentations, training and collateral), advertising, publishing, brand merchandising, e-commerce, film, music, radio, television, cable television, video production, theme parks and computer media.

The 1998 publishing strategy, which was implemented in the second quarter, returned NewMedia to a monthly publishing frequency. This publishing schedule was implemented in response to the expressed preference of NewMedia's advertising clients for a standard monthly publishing frequency as opposed to the previous 16 times per year schedule. The Company intends to continue the guaranteed average circulation base of 215,000 in 1998.* According to a recent analysis conducted for the Company by BPA International ("BPA") of NewMedia subscriber demographic data, the average subscriber to the publication has represented that they are personally involved in the purchase of approximately $1,080,000 worth of digital content-related hardware, software and services in a twelve-month period.* This represents a more than 100 percent increase from the approximate $516,000 average purchasing power for NewMedia subscribers in 1996. In addition, a redesign of NewMedia debuted with the July 1998 issue. The redesign was a culmination of a repositioning strategy that was initiated in 1996. The goal is to target the most senior managers and professionals responsible for driving digital-content strategies within business today - the Digital Elite.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

HyperMedia also produces the NewMedia INVISION Awards Festival, the largest juried digital media competition in the world. The program seeks out the highest achievements in digital content creation for business, entertainment, marketing, government and education. The 1998 NewMedia INVISION Festival, which took place November 11-13, 1998, included a 6,000 square foot PLAYLAND Gallery, Evening New Media Showcases and a two-day Digital Insight conference.*

HyperMedia also publishes newmedia.com, an award-winning World Wide Web site of news, information, products and services for the digital content creation market. The Company recently introduced i.Serv, an innovative electronic reader service capability that uses the immediacy and interactivity of the Web to respond to readers' product information requests in minutes instead of months.*

Results of Operations

The Company's gross revenues were $1,028,000 and $1,721,000 for the quarters ended September 30, 1998 and 1997, respectively, and $4,099,000 and $5,437,000 for the nine months then ended. The decrease in revenues is primarily a result of decreases in advertising sales in NewMedia. The Company believes that the decrease in advertising revenue is related to a number of market factors, including the migration of digital content development from CD-ROM based media to the Internet and shifts in the Macintosh hardware and software market, as digital content creators make a transition toward increased use of Windows based workstations. The reduction in the publication frequency of NewMedia magazine from sixteen issues per year to one issue per month, which occurred in the second quarter of 1998, also contributed to the decrease in revenues.

The Company's total expenses were $1,775,000 and $1,966,000 for the quarters ended September 30, 1998 and 1997, respectively, and $5,780,000 and $5,860,000 for the nine months then ended. The reduction in expenses associated with the lower number of issues published in 1998 was partially offset by increased investment in sales and marketing.

The net loss for the first nine months of 1998 was $1,659,000 as compared to the loss of $444,000 for the first nine months of 1997. The Company posted a net loss of $734,000 in the third quarter of 1998 as compared to a net loss of $249,000 for the same period of 1997. The increase in net loss in the third quarter of 1998 as compared to 1997 is primarily a result of an increase in sales and marketing expenses and to the decrease in NewMedia advertising revenues.

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

Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $201,000 and $294,000 for the quarters ended September 30, 1998 and 1997, respectively, and $723,000 and $869,000 for the nine months then ended. The reductions in editorial expenses are primarily attributable to cost control programs, some attrition, and a reduction in the number of issues per quarter (from 4 to 3), starting in the second fiscal quarter of 1998. Editorial expenses represented 20% and 17% of revenue for the quarters ended September 30, 1998 and 1997, respectively. The Company expects that editorial expenses will decrease for the balance of 1998 versus 1997 as a result of the lower number of issues associated with the 1998 publishing strategy.*

Production expenses, including costs for design, materials and printing of the Company's publications, were $378,000 and $481,000 for the quarters ended September 30, 1998 and 1997, respectively and $1,262,000 and $1,428,000 for the nine months then ended. The decrease in production expenses for the third fiscal quarter and first nine months of 1998 as compared to the same quarter and nine months of 1997 is primarily attributable to the reduction of the number of issues per quarter (from 4 to 3), starting in the second fiscal quarter of 1998. Production expenses represented 37% of revenue in the third quarter of 1998 compared to 28% for the same period in 1997. Production expenses are expected to remain relatively flat during the balance of 1998, as the result of a projected increase in advertising pages, if any, and higher paper costs, which will be offset by the lower number of issues to be published in 1998.*

Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the direct mail promotions of the Company's publications, were $432,000 and $501,000 for the quarters ended September 30, 1998 and 1997, respectively, and $1,427,000 and $1,597,000 for the nine months then ended. The Company currently capitalizes its circulation development expenditures and amortizes them over a 12 month period. The decrease of $69,000, or 14% during the quarter ended September 30, 1998 versus the same period in 1997, is primarily attributable to the smaller amount of circulation development expenditure amortization included in the third quarter of 1998 as compared to the same period in 1997. As part of the Company's publishing strategy in 1996 and 1997, the minimum readership qualifications to receive the magazine were significantly more stringent. As a result of these new criteria, the power the average subscriber represents he has to purchase new media products and services increased to approximately $1,100,000 at the end of 1997, from approximately $500,000 at the end of 1996 and less than $200,000 in 1995. The Company intends to maintain the higher minimum readership qualifications to receive the magazine in 1998.* Circulation expenses represented 42% of revenues for the third quarter of 1998 as compared to 29% of revenues for the same period of 1997. Circulation expenses are expected to decrease in the balance of 1998 versus 1997 as a result of the reduction in the number of issues published each quarter.*

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

Sales and marketing expenses were $544,000 and $434,000 for the quarters ended September 30, 1998 and 1997, respectively, and $1,622,000 and $1,238,000 for the nine months then ended. The increase is attributable to higher expenditures on sales and marketing programs and increased sales compensation expenses, including those related to the hiring of new sales personnel in the first half of 1998. The NewMedia magazine sales force has almost doubled from the first half of 1997 to the first half of 1998. Sales and marketing expenses represented 40% of revenues for the first nine months of 1998 as compared to 23% of revenues for the same period of 1997. Sales and marketing expenses represented 53% of revenue for the third quarter of 1998 as compared to 25% of revenue for the same period of 1997. Sales and marketing expenses are expected to increase during the balance of 1998 because of higher sales compensation expenses due to increased personnel, and higher expenditures associated with the expansion of the NewMedia INVISION Awards Festival, which included a conference program.*

Product development expenses were $12,000 and $10,000 for the quarters ended September 30, 1998 and 1997, respectively, and $35,000 and $29,000 for the nine months then ended, and consisted of costs incurred in the development of new products, including the Internet World Wide Web site, newmedia.com. The Company plans to continue its product development efforts during 1998.*

General and administrative expenses were $208,000 and $246,000 for the quarters ended September 30, 1998 and 1997, respectively, and $711,000 and $699,000 for the nine months then ended. The increase of $12,000, or 2%, in the first nine months of 1998 as compared to 1997 was due primarily to increased headcount expenses. The decrease of $38,000, or 15%, in the third quarter of 1998 as compared to the same period in 1997 primarily reflects a reduction in outside services expense, including legal and consulting costs. General and administrative expenses represented 20% of revenue for the third quarter of 1998 as compared to 14% for the same period in 1997.

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

Liquidity and Capital Resources

At September 30, 1998, the Company had approximately $1,289,000 in net working capital and its principal sources of liquidity consisted of approximately $212,000 in cash, a $1 million line of credit limited to 70% of qualified accounts receivable. The revolving credit facility is secured by the assets of the Company and requires the Company to maintain certain quarterly financial ratios. For the quarters ended June 30, 1998 and September 30, 1998, the Company was not in compliance with certain financial covenants. However, the Company obtained a waiver for both quarters and the line of credit remains available to the Company. No borrowings were outstanding under this agreement at quarter end. As of November 13, 1998, the Company had $350,000 of borrowings outstanding under this agreement.

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

Among the factors that could cause actual results to differ materially are those listed below and those listed in the Company's SEC reports including but not limited to the annual report on Form 10-K for the year ended December 31, 1997 and quarterly reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

History of Losses and Accumulated Deficits

The Company has incurred total net losses of $13,062,000 from inception to September 30, 1998, including a net loss of $734,000 for the quarter ended September 30, 1998. The Company expects to incur losses for at least the next quarter of 1998, as it continues to increase expenditures to promote and expand its current publications and develop and launch new products.* There can be no assurance that during 1998 or thereafter the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia, maintain the circulation base of NewMedia, have a productive advertising sales force, control its costs, and successfully implement its marketing and product strategy in relation to the corporate digital content creation marketplace. The Company has recently hired a significant portion of its sales staff who must be trained and integrated into the operation. There can be no assurance that the Company will be successful in any of these efforts. See "Risks Associated with Sales and Marketing Strategy."

1998 Publishing Strategy; Sales and Marketing Strategy

The key elements of the Company's 1998 publishing strategy are to focus on the professional market for digital content creation, to return to publishing at a monthly frequency of 12 times per year starting in the second quarter of 1998, to maintain the stringent minimum qualification criteria that potential subscribers were required to meet in order to qualify for a subscription, and to maintain the guaranteed circulation base of 215,000 qualified NewMedia readers.* In addition, the Company increased the price it charges for a one-time, full-page, four-color advertisement in NewMedia from $17,845 to

$19,995. There can be no assurance that the Company's publishing strategy will result in increased revenues or in profitability. Certain components of production, circulation and editorial expenses associated with this publishing strategy will increase.* As NewMedia's publishing frequency changes in the second quarter of 1998 from 16 times per year to monthly, there can be no assurance that advertising revenues, minus variable production and postage charges from the new publishing frequency of three issues per quarter, will be greater than the previous rate of four issues per quarter. The Company has been undergoing an advertising category transition since the second half of 1995, away from the consumer market toward the professional market for digital content creation. To replace these consumer market advertisers and to grow advertising revenues, the Company needs to attract advertisements oriented to the professional market for digital content creation. There can be no assurance that the Company will be able to attract a sufficient number of advertisements oriented to the professional market to make its strategy successful. Until the circulation direct mail (and associated) campaigns for qualified readers using the qualification criteria is completed, there can be no assurance that the estimated purchasing power of new media products and services will be maintained with a reasonable level of circulation expenditures. As a result, the Company does not expect growth in advertising revenues until at least the first quarter of 1999, if at all.*

-----------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Illiquidity of Trading Market; Possible Delisting of Securities from the Pacific Exchange; Risk of Penny Stock Status

The Company's Common Stock trades on the OTC Bulletin Board. The Company's Common Stock is also quoted on the Pacific Exchange. In September 1998, the Company was delisted from trading on the Nasdaq SmallCap Market. Currently, the Company is not in compliance with continued listing criteria of the Pacific Exchange. Specifically, the Company is not in compliance with the net tangible asset requirements of the Pacific Exchange and the minimum share bid price requirements of the Pacific Exchange. The Company, therefore, is subject to possible delisting procedures. The Company will need to raise additional equity capital or increase net worth through profitability in order to comply with the Pacific Exchange listing criteria, and there can be no assurance that the Company will be successful in doing so or that the share bid price of the Common Stock will increase to $1 or more if the Company is capable of doing so. In such case, there can be no assurance that the Pacific Exchange will not decide to initiate delisting proceedings against the Company. If the Company's Common Stock becomes delisted from the Pacific Exchange, the Company will become subject to the Commission's "penny stock" rules and therefore an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. The "penny stock" rules under the Securities Exchange Act of 1934, as amended, also impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. For transactions covered by the penny stock rules, a broker-dealer must make special suitability determinations for purchasers and must have received the purchasers' written consent to the transactions prior to sale. In addition, for any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the Company's delisting from the Pacific Exchange and its becoming subject to the rules on penny stocks would affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's securities and therefore would severely adversely affect the market liquidity for the Company's securities.


Significant Dilutive Effect of Shares Eligible for Future Sale on Market Price of the Common Stock

As of September 30, 1998, there were an aggregate of 2,092,056 shares of the Company Common Stock issuable upon the conversion of Series E Preferred Stock plus additional shares for accrued dividends through the date of conversion, an aggregate of 82,250 shares of the Company Common Stock issuable upon the conversion of Series F Preferred Stock, an aggregate of 209,802 shares of the Company Common Stock issuable upon the conversion of Series G Preferred Stock, an aggregate of 522,827 shares of the Company Common Stock issuable upon the conversion of Series H Preferred Stock, an aggregate of 941,120 shares of the Company Common Stock issuable upon the conversion of Series I Preferred Stock and an aggregate of 4,384,306 shares of the Company Common Stock issuable upon the conversion of Series J Preferred Stock. (See Note 3 to the Financial Statements). All of the common shares issuable upon conversion of the preferred stock, to the extent that they are eligible for sale in the public market, could have a materially adverse effect on the market price of the

Company's Common Stock and therefore make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate. Additionally, all of the Common Stock issuable upon conversion of the Preferred Stock has certain registration rights, which, if exercised, could significantly increase the number of common shares in the market and could have a material adverse effect on the market price of the Company's Common Stock.

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

Control By Principal Stockholders

The Company's principal stockholders, MK Global Ventures II and its affiliate MK GVD Fund (together, the "MK Entities"), together beneficially own over 75% of the outstanding Common Stock (assuming conversion of all outstanding Preferred Stock into Common Stock). In addition, the MK Entities have two representatives on the five-person Board of Directors of the Company. Accordingly, the MK Entities will be able to determine the composition of the Company's Board of Directors, will retain voting power to approve all matters requiring stockholder approval and will continue to have significant influence over the affairs of the Company. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

Risks Associated With Sales and Marketing Strategy

The Company's ability to achieve future profitability depends upon the success of the Company's strategy to add and retain sales personnel in key markets and to increase the productivity of existing sales personnel. In July 1998, the Company hired a new Publisher. The Company also hired additional advertising sales personnel in the first and second quarters of 1998. New sales personnel typically take from six to nine months to become fully productive, and therefore the Company's operating results during such time may be adversely affected by the hiring of such personnel. In addition, there can be no assurance that such new sales personnel will achieve sufficient advertising revenue to become profitable for the Company after the first six to nine months or at all. Any failure of one or more of the new personnel to become productive will have a material adverse effect on the Company's operating results. Furthermore, the Company's revenues from advertising sales depends upon a small number of key sales personnel. Any inability of such personnel to maintain or increase existing sales levels, or any turnover in such personnel, would have a material adverse effect on the Company's operating results.

Year 2000 Compliance

Many computer systems and software and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, in the next 14 months, computer systems and software ("IT Systems") and other property and equipment not directly associated with information systems ("Non-IT Systems"), such as elevators, phones, other office equipment used by many companies, including the Company's customers and potential customers of the Company, may need to be upgraded, repaired or replaced to comply with such "Year 2000" requirements, and "leap year" requirements.

Although the Company has determined that most of its principal IT Systems are Year 2000 compliant, certain of such internal systems have not been evaluated by the Company. The Company has not yet made an assessment of the status of its Non-IT Systems.

The Company presently estimates that the total cost of addressing their Year 2000 and leap year issues will be immaterial. These estimates were derived utilizing numerous assumptions, including the assumption that they have already identified their most significant Year 2000 and leap year issues and that the plans of its third-party suppliers will be fulfilled in a timely manner without cost to the Company. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated.

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

The Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies, the failure of any one of which could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on the Company's or the Company's business, financial condition or results of operations. The Company has not developed a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 and leap year compliant.

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

Dependence on Key Personnel and Sales Personnel

The Company's success depends to a large extent upon the efforts and abilities of key managerial employees, including without limitation, Richard Landry, the Chief Executive Officer, and John Topping, President and Publisher. The
Company's success also depends on the performance of key sales personnel. The loss of certain of these key managers or sales personnel could have a material adverse effect on the Company. The Company has not entered into employment agreements with its executive officers and carries no key man insurance on their lives. The success of the Company's business will also depend upon its ability to continue to attract and retain qualified employees. Competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.

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

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       27.1       Financial Data Schedule

                  (b) No reports on Form 8-K were  filed by the  Company  during the fiscal quarter ended September 30, 1998.


Items 1,2,3,4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 13, 1998           HyperMedia Communications, Inc.


                                     By: /s/ Richard Landry
                                         ---------------------------------
                                         Richard Landry
                                         President and Chief Executive Officer
                                         (Principal Financial and
                                         Accounting Officer)