Form 10-K405
period 1998-12-31
HYPERMEDIA COMMUNICATIONS INC
filed 1999-03-31
CIK 894680

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                       ----------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) ha s filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 22, 1999, in the OTC:BB Market, was approximately $509,000. For purposes of this disclosure, shares of Common Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock held by each officer and director of the registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 22, 1999, the registrant had 3,200,137 shares of Common Stock, 8,064,516 shares of Series E Preferred Stock, 82,250 shares of Series F Preferred Stock, 50,344 shares of Series G Preferred Stock, 117,000 shares of Series H Preferred Stock, 28,800 shares of Series I Preferred Stock and 169,281,000 shares of Series J Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 1999, is incorporated by reference into Part III of this Form 10-K to the extent stated herein.
================================================================================

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
 PART I ...................................................................   2
         ITEM 1.   BUSINESS ...............................................   2
         ITEM 2.   PROPERTIES .............................................  10
         ITEM 3.   LEGAL PROCEEDINGS ......................................  10
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....  10

PART II ...................................................................  11
         ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                   RELATED SHAREHOLDER MATTERS ............................  11
         ITEM 6.   SELECTED FINANCIAL DATA ................................  13
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS ....................  14
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............  25
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE ....................  25

PART III ..................................................................  26
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....  26
         ITEM 11.  EXECUTIVE COMPENSATION .................................  27
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT .............................................  27
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........  27

PART IV ...................................................................  28
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K ............................................  28

REPORT OF INDEPENDENT ACCOUNTANTS .........................................  32

BALANCE SHEET. ............................................................  33

STATEMENT OF OPERATIONS....................................................  34

STATEMENT OF SHAREHOLDERS' EQUITY..........................................  35

STATEMENT OF CASH FLOWS ...................................................  36

NOTES TO FINANCIAL STATEMENTS .............................................  37

SIGNATURES ................................................................  46

INDEX TO EXHIBITS .........................................................  47

                                     PART I

ITEM 1. BUSINESS

         THIS BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED IN THESE
FORWARD-LOOKING  STATEMENTS  AS A RESULT OF THE  FACTORS  SET FORTH BELOW AND IN
"FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." FORWARD-LOOKING STATEMENTS ARE INDICATED WITH AN ASTERISK ("*").

THE COMPANY

         HyperMedia Communications, Inc. (the "Company" or "HyperMedia"), incorporated in California in August 1989, provides integrated information services to the corporate digital content market. "Digital content" is information created using computer-based video, audio, graphics, animation and Internet technologies. Companies use digital content in building brand awareness through marketing, advertising, promotions, corporate presentations and sales and technical training. Corporate digital content creators utilize a wide array of digital communications technologies, including Internet development tools and services, desktop and portable personal computers, workstations, servers, audio/video compression and editing equipment, graphics hardware and software, high-density storage devices and video conferencing systems. Digital professionals are expected to spend more than $25 billion on computers, software, peripherals, learning and support for digital content production in 1999, according to a report prepared by GISTICS Incorporated.* The highest paid digital professionals will have the greatest influence on these expenditures. Digital media output is actively employed in a broad range of businesses and disciplines, such as brand identity (including presentations, training and collateral), advertising, publishing, brand merchandising, entertainment, and electronic commerce. More than 86% of all digital media output is connected to branding identity and advertising.

         HyperMedia publishes NEWMEDIA Magazine ("NEWMEDIA"), the largest publication serving the corporate digital content market, serving more than 215,000 digital content professionals. According to a recent analysis conducted for the Company by BPA International ("BPA") of NEWMEDIA subscriber demographic data, the average subscriber to the publication has represented that they are personally involved in the purchase of approximately $1,000,000 worth of digital content-related hardware, software and services in a twelve-month period. NEWMEDIA'S mission is to give its readers the tools to be successful digital content professionals by identifying the newest products, technologies and strategies that will keep their businesses competitive.* Revenue from NEWMEDIA is derived primarily through the sale of advertisements in the magazine.

         HyperMedia also produces the NEWMEDIA INVISION Awards Festival, the largest juried digital media competition in the world. The program seeks out the highest achievements in digital content creation for business, entertainment, marketing, government and education. The 1998 NEWMEDIA INVISION

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Festival included its gallery of award-winning entries, an evening International showcase of digital content produced on four continents, and a two-day Digital Insight conference.

         HyperMedia also publishes newmedia.com, an award-winning World Wide Web site of news, information, and product buying services for the digital content creation market. The site features "i.Serv," an innovative electronic reader service capability that uses the immediacy and interactivity of the Web to respond to readers' product information requests in minutes instead of months.*

         In 1998, HyperMedia launched the NEWMEDIA Business Solutions Series, a series of custom-published supplements to NEWMEDIA magazine that focuses on emerging technologies and trends in the field of digital content. Custom-published supplements include paid, sponsored editorial content plus advertising, and are written to the specifications of one or more sponsors. The Company believes that custom publishing is a new critical element of its integrated information services strategy, and will represent a significant new line of business in 1999.*

         HyperMedia is also exploring opportunities to expand its business by developing new magazines, both print and electronic, events and other related products aimed at the corporate digital content marketplace.*

MARKET BACKGROUND

         THE DIGITAL CONTENT MARKET

         In 1998, U.S. companies were expected to spend over $265 billion producing digital content to promote their products and services, according to the ANNUAL INTERACTIVE TELEMEDIA AND MULTIMEDIA INDUSTRY ASSESSMENT by GISTICS Incorporated ("GISTICS"). The $265 billion figure is a 16% increase over 1997 projected spending on digital content production. Research results estimate that spending on digital content production will reach approximately $317 billion by 1999.* The GISTICS report indicates that more than 87 percent of all digital content production is connected to corporate branding activities, such as marketing, advertising, promotions, corporate presentations, sales and technical training.

         Digital content creators are expected to spend approximately $25 billion in 1999 in areas such as computers, software, peripherals, infrastructure, support and learning, according to the GISTICS study.* These digital professionals are investing heavily in workstations, Internet tools, networks and information. Digital spending is the greatest per person and growing the fastest in larger organizations and companies.*

         Many large multinational technology corporations, including Adobe, Apple, Autodesk, Compaq, Dell, Digital, Epson, Fujitsu, Hewlett Packard, IBM, Informix, Intel, Iomega, Macromedia, Microsoft, Mitsubishi, Oracle, Philips, Sharp, Silicon Graphics, Sun Microsystems, Sybase, Texas Instruments, and 3M are developing and marketing products specifically targeted to this market.*

         THE DIGITAL ELITE

         The top-paid digital content professionals are called the Digital Elite because they disproportionately influence how companies spend money on digital technology. According to the GISTICS study, in 1999 approximately 4 million digital content professionals are expected to spend over $25 billion on digital

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

technology.* GISTICS forecasts that the top 10 percent best paid, most highly motivated and technically advanced members of this group will control more than 50 percent of all such spending.*

         Over 60 percent of the Digital Elite, according to the GISTICS research, are advanced users of digital technology who create core applications that drive business growth. The Digital Elite are also senior managers who lead their organizations in purchasing digital technology. The Digital Elite are primarily found in in-house branding organizations and large companies.

         NEWMEDIA magazine reaches more members of the Digital Elite than any other technology magazine, according to the GISTICS research study. Approximately 45 percent of the Digital Elite read NEWMEDIA magazine. No other cross-platform technology publication measured in the study had more than 15 percent coverage of the Digital Elite. Publications aimed at the information systems marketplace, such as INFOWORLD, PC WEEK and PC MAGAZINE, had 8 percent or less penetration into this market.

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

         COMPUTER-RELATED PERIODICALS

         HyperMedia's primary product, NEWMEDIA, is a controlled-circulation periodical publication serving corporate digital content professionals. Computer-related periodicals typically adopt a strategy designed either to serve subscribers in the broad consumer market or to reach subscribers in the more targeted professional market. Whereas the consumer segment accounts for a high volume of potential buyers of computer-related products and services, the Company believes that the value of this segment is limited by the relatively low volume of purchases made by each individual consumer, by the intense price- and profit-margin pressures that characterize the segment, and by competition from broad-based media, such as television, radio, general consumer magazines, newspapers, and the Internet. By contrast, the Company believes the professional segment is characterized by higher volume purchases per individual versus the consumer segment, with potentially higher profit margins for computer-related product vendors, due to the professional nature of the products.*

         Periodicals are generally marketed as either paid-circulation periodicals or controlled-circulation periodicals, such as NEWMEDIA. A paid-circulation periodical is purchased by the reader, either through subscription or by paying the newsstand price, and the publisher establishes no other criteria for receipt of the publication. Paid-circulation publications frequently compete on the basis of total audience size and on lowest cost, or efficiency, of reaching the publication's readership.

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

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

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

         According to an analysis of NEWMEDIA subscriber demographic information conducted for the Company by BPA, the average subscriber to NEWMEDIA during 1998 has represented that they will be personally involved in the purchase of approximately $1,000,000 worth of digital media hardware, software, and services during a twelve-month period.* The Company believes that this is the highest purchase power established among digital content professional-related publications in the U.S. market.

BUSINESS STRATEGY

         NEWMEDIA MAGAZINE

         The Company launched NEWMEDIA in January 1991. A controlled-circulation periodical, NEWMEDIA targets professionals who are in the corporate digital content professional marketplace. A significant portion of those readers are the Digital Elite, who are the top 10 percent of digital professionals. They account for more than 50 percent of digital technology purchases in their marketplace.* "Digital content" is information created using computer-based video, audio, graphics, animation and Internet technologies. Companies use digital content in building brand awareness through marketing, advertising, promotions, corporate presentations, sales and technical training, and electronic commerce. Corporate digital content professionals utilize a wide array of digital communications technologies, including Internet development tools and services, desktop and portable personal computers, workstations, servers, audio/video compression and editing equipment, graphics hardware and software, high-density storage devices and video conferencing systems. The Company's business strategy is to position NEWMEDIA as the leading periodical publication serving the corporate digital content professional marketplace and to leverage this leadership position by developing and launching* a slate of integrated information service offerings for this market.* The Company's strategy for NEWMEDIA includes an emphasis on editorial position, circulation size and demographic characteristics, and branding programs.*

         EDITORIAL POSITION

         The primary mission of NEWMEDIA is to give readers the tools to be successful digital content creators by identifying the newest products, technologies and strategies that will keep their business competitive.* NEWMEDIA'S editorial package focuses extensively on the products, technologies, and business strategies that the subscribers need to know in order to help their companies achieve success in creating dynamic Internet web sites and other cutting-edge digital applications that drive corporate revenues.*

         The editorial content includes case studies and analyses of the cutting-edge of digital content creation in order to help readers better sell and market goods and services, and communicate more effectively with customers,

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

suppliers and employees.* NEWMEDIA magazine features opinions from leading commentators on the digital economy. Product comparisons include extensive return on investment (ROI) information useful to managers.* Articles in the magazine include extensive links to the Internet and to newmedia.com, NEWMEDIA magazine's companion web site.*

         The magazine specializes in comprehensive comparative product reviews supported by the NewMedia Lab, a state-of-the-art digital content testing studio. In 1994, the Company established the NewMedia Lab with the express purpose of developing test suites and conducting comparative analyses of professional new products that will help readers create successful digital content.

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

         According to a recent analysis of NEWMEDIA subscriber demographic information conducted for the Company by BPA, the average subscriber to NEWMEDIA during 1998 has represented that they will be personally involved in the purchase of approximately $1,000,000 worth of hardware, software, and services during a twelve-month period.* This represents a more than 100 percent increase from the approximate $500,000 average purchasing power for NEWMEDIA subscribers in 1996.

         To the Company's knowledge, no similar purchase criteria have been verified by BPA for competing publications serving the new media market, such as AV VIDEO/MULTIMEDIA PRODUCER, DV MAGAZINE, DCC MAGAZINE, INTERNET WORLD, or INTERACTIVE WEEK. In the field of publications for the information systems marketplace, periodicals exhibiting similar BPA-audited purchase criteria include INFOWORLD and PC WEEK, which are generally considered the leading periodical publications serving the office computing market.*

         The Company intends to pursue this strategy by making a substantial investment in solicitations to its target audience.* In 1997, the Company expanded the methods to target potential subscribers (or to renew existing customers), from primarily direct mail, to include the Internet, email, telemarketing and faxing. To qualify to subscribe to NEWMEDIA, the respondent must complete a questionnaire and meet certain criteria. Upon return of the questionnaire, the publisher analyzes the responses and determines whether the respondent has the desired characteristics to become a qualified subscriber. The Company is a member of BPA International, an independent auditing organization that verifies the Company's guaranteed average circulation base and demographic data. While the Company believes that this strategy will improve the Company's sales in the future, the Company has experienced decreased sales levels in recent periods, and no assurance can be given that the Company's circulation strategy will result in such improved sales levels in the future.*

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         PUBLISHING FREQUENCY

         In order to better serve the professional market for corporate digital content creation, in the second quarter of 1998, NEWMEDIA adopted a monthly publishing schedule. The Company had increased the publishing frequency of NEWMEDIA to 16 times per year from a monthly schedule (plus a tool guide) at the beginning of 1996. The change back to a monthly publishing schedule reflects the strong preference of NEWMEDIA advertising clients for a standard monthly publishing frequency. Many advertising clients indicated a preference to appear in every issue of NEWMEDIA, and a monthly publishing schedule is expected to make this opportunity available to a larger number of them.* Although the Company believes that its change back to a monthly publishing schedule responds to client preferences, there can be no assurance that existing clients will continue  to  advertise  in  NEWMEDIA  at  current  rates or that the  Company's publishing strategy will be preferred by new advertising customers and therefore, that the publishing strategy will result in improved sales levels.

         BRANDING PROGRAMS

         The Company has developed a number of branding programs that have the effect of supporting its leadership position in the corporate digital content marketplace. The Company believes these branding programs are critical elements in its integrated information services strategy, and that one or more of these programs have the potential to become significant new lines of business.*

         First, companies whose products achieve certain performance goals in product ratings published in NEWMEDIA magazine are permitted to use the magazine's rating symbols within their advertisements and collateral marketing materials. The Company believes that the magazine's "Awesome" rating symbol, which signifies the highest rating a product can achieve in a NEWMEDIA product review, is widely accepted among professionals who purchase new media products as a symbol of product quality and value.

         Second, on an annual basis the magazine confers its "Hyper" awards for technical excellence to companies whose products achieve certain technical criteria as established by the magazine's editorial staff. A branding program similar to the "Awesome" award program exists for "Hyper" award winners.

         In 1999, the Company intends to launch the NEWMEDIA Awesome Tools & Technologies Showcase, a product exhibition based on its Awesome and Hyper Awards programs.* Revenues will be derived from sponsorship fees paid by exhibiting companies, and attendees will be drawn from NEWMEDIA's digital content professional audience, as well as affiliated professional organizations.*

         Third, NEWMEDIA magazine publishes annually its NEWMEDIA 500 ranking of the most influential companies in the field of digital media convergence. In addition to an annual special issue of the magazine, the Company publishes a four-color poster illustrating the concept of digital media convergence and the relative ranking of the 500 most influential companies within that field. The Company also publishes a Web site containing the rankings in a searchable database format. In 1999, the Company is exploring the potential for launching a leadership conference on the topic of digital media convergence, based on the NEWMEDIA 500 concept.*

         Fourth,   the  Company  also  produces  the  NEWMEDIA  INVISION  Awards
Festival, the largest juried digital media competition in the world. From 1994 through 1996, the NEWMEDIA Invision Awards have been presented at the computer

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

industry trade event Comdex/Spring. In 1997, the program was transformed into a stand-alone three-day festival held in San Francisco. The Company expanded the breadth of the festival to include a three day conference for digital media professionals in 1998. Sponsors for the 1998 festival included IBM, Intel, Silicon Graphics, Macromedia and others. The NEWMEDIA INVISION Awards Festival could also be used as a model for future new HyperMedia events.*

         Finally, in 1998, the Company launched the NEWMEDIA Business Solutions Series, a series of custom-published supplements to NEWMEDIA magazine that focuses on emerging technologies and trends in the field of digital content. Custom-published supplements include paid, sponsored editorial content plus advertising, and are written to the specifications of one or more sponsors. The Company believes that custom publishing is a new critical element of its integrated information services strategy, and will represent a new line of business in 1999.*

         ADVERTISING SALES

         Revenue from NEWMEDIA is derived principally from advertisers. As part of the increase in the quality of NewMedia's subscriber base and of the increased paper and postage costs, the Company increased the price for a one-time, full-page, four-color advertisement from $17,845 to $19,995 in 1997. According to a recent analysis of NEWMEDIA subscriber demographic information conducted by the Company, the average subscriber to NEWMEDIA during 1998 has represented that they will be personally involved in the purchase of approximately $1,000,000 worth of hardware, software and services during a twelve-month period as compared to approximately $500,000 measured in a similar study in 1996.*

         The Company currently sells advertising in NEWMEDIA through a sales force of four senior outside sales representatives, four inside sales representatives, a sales assistant, and a publisher. The sales staff is organized primarily on a geographical basis, although some key accounts are handled by management. In addition, a team-selling approach has been adopted pairing outside sales people with inside sales representatives for support and telemarketing. Formatted fractional advertising space is sold through a nationwide telemarketing effort. Sales presentations are made both to marketing staffs within client organizations and to the advertising agency staffs that advise these clients, develop their advertising programs and often decide which publications to include in their advertising schedules. Direct sales are supplemented by direct-mail marketing campaigns, trade show promotions, special events and the publication of the Company's results of research regarding the demographic profile and purchase intentions of NEWMEDIA'S subscribers.

         Companies  that  regularly  advertised  in  NEWMEDIA  in 1998  include:
Adaptec, Adobe, Apple, Applied Theory, Asymetrix, Canon, Compaq, Data Translation, Dell, Digital Stock, Elsa, Extensis, IBM, Intergraph, Iomega, Kingston, LaCie, Live Picture, Macromedia, Mitsubishi, NetObjects, Play, Silicon Graphics, and Sony.

         PRODUCTION

         NEWMEDIA is produced in-house on a desktop publishing system, which creates page layouts of editorial material electronically. Desktop publishing allows for high quality publishing at minimal cost. This editorial material is then shipped on disks to outside service bureaus for production and assembly with advertising material. The output from the service bureaus is then checked for quality and accuracy by the Company's editorial and production department. Once all corrections have been made, the output from the service bureaus is sent

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

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

         A number of periodical publications serve the professional market for digital content creation. These publications include AV VIDEO/MULTIMEDIA PRODUCER, COMPUTER GRAPHICS WORLD, DCC MAGAZINE, DV MAGAZINE, and 3D DESIGN. In the consumer publishing, WIRED magazine addresses topics related to the digital content market.

         Computer-related periodicals that serve the office computing market also report upon digital content creation topics and therefore compete with NEWMEDIA. These publications include paid-circulation magazines such as PC MAGAZINE, MACWORLD, PC WORLD and WINDOWS, and controlled-circulation magazines such as INFOWORLD, PC WEEK, INTERACTIVE WEEK and INTERNET WORLD.

         In an independent study conducted in 1998 by the market research firm IntelliQuest, NEWMEDIA readers reported higher involvement in the purchase of Internet products and services than the readers of INTERACTIVE WEEK, INFOWORLD, PC WEEK, PC MAGAZINE, and WIRED.

         The Company expects that its greatest long-term competition for advertising market share will come from computer-related periodicals, as they attempt to address the growing digital content creation market.* Moreover, because digital content creation technology is comprised of such a broad array of related technologies and because digital media has been found useful to address a wide variety of organizational problems, the Company believes that advertising clients will prefer to advertise in publications that have a broad circulation base.* In order to compete effectively, the Company adopted a strategy to position NEWMEDIA as the highest circulation periodical serving the professional market for digital content creation.* Although the Company believes that it would take significant resources and/or time for its competitors to obtain a qualified subscriber base comparable to that of NEWMEDIA, there can be no assurance that computer-related publications serving the office computing market will not successfully compete for advertising revenues in the corporate digital content creation market.*

         NEW PRODUCT DEVELOPMENT

         In September 1995, HyperMedia launched newmedia.com, NEWMEDIA magazine's companion web site. Newmedia.com is an award-winning World Wide Web site of news, information, and product buying services for the digital content creation market. The Web site features i.Serv, an innovative electronic reader service capability that uses the immediacy and interactivity of the Web to respond to readers' product information requests in minutes instead of months. The Company believes that the market for Internet services such as newmedia.com and i.Serv, although still developing, will expand rapidly in the coming years.* The Company expects to devote resources in 1999 to develop the potential of

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

newmedia.com and i.Serv as an advertising-supported electronic publishing medium for the corporate digital content creation market.* If the expenses incurred to develop newmedia.com and i.Serv as an advertising supported electronic publishing medium do not result in corresponding sales for the Company, the Company's business, operating results and financial condition will be adversely affected.*

         In addition to publishing NEWMEDIA and newmedia.com, HyperMedia is exploring opportunities to expand its business by developing other information services targeting the digital content professional market, including new magazines and other print and electronic media, events, and other related products.* The Company intends to continue to expand the breadth of the NEWMEDIA INVISION Awards Festival and conference, and to develop and launch other events during 1999.* There can be no assurance that such ancillary products or events will be developed, or if developed, that they will be profitable.

         The Company may also acquire complementary products or businesses as opportunities arise, although there are no current agreements or negotiations to do so.*

         EMPLOYEES

         As of December 31, 1998, the Company employed approximately 33 people on a full-time basis. The Company believes that its relations with its employees are good. None of the employees is represented by a labor union or covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

         The Company's executive office is located in approximately 7,526 square feet of space at 901 Mariner's Island Boulevard, Suite 365, San Mateo, California 94404. The Company leases the facility pursuant to a lease that was renewed May 1997 and expires in April 2000. Under the terms of the renewed lease, the Company started paying monthly rent of approximately $23,300 in January 1999.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

         The Company's Common Stock is traded on the OTC:BB Market under the symbol "HYPR." The Company's Common Stock was first listed for trading in March 1993. The high and low sales prices are as reported by the Nasdaq SmallCap Market for 1997 and Bloomberg for 1998.

                    FISCAL QUARTER                     HIGH ($)       LOW ($)
          ----------------------------------------     --------       -------
          First quarter ended March 31, 1997            3 1/2          1 9/16
          Second quarter ended June 30, 1997            3 1/2          1 7/8
          Third quarter ended September 30, 1997        3              2
          Fourth quarter ended December 31, 1997        3 9/64         1
          First quarter ended March 31, 1998(1)         1 3/8            5/8
          Second quarter ended June 30, 1998(1)         1                3/8
          Third quarter ended September 30, 1998(1)     1 1/16           9/16
          Fourth quarter ended December 31, 1998(1)       5/16           5/64

          (1) In September 1998 the Company was delisted from the Nasdaq Small Cap Market. The Company continued trading on the Pacific Exchange until it was delisted in March 1999.

         As of March 22, 1999, there were approximately 500 holders of the Company's Common Stock.

         The Company has never paid cash dividends on any shares of its capital stock and the Company's Board of Directors intends to continue this policy for the foreseeable future.* In addition, pursuant to the terms of the Company's $1,000,000 line of credit, the Company may not declare or pay any dividends without the bank's prior approval. The Company's ability to pay dividends on its Common Stock will also be limited by the preferences of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock, and may be limited by the terms of future Preferred Stock issuances or indebtedness. Earnings, if any, will be used to finance the development and expansion of the Company's business.* Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

         In June 1997, the Company raised $100,287 (before issuance costs) through the sales of 50,344 shares of Series G Preferred stock. In September 1997, the Company raised $249,912 (before issuance costs) through the sales of 117,000 shares of Series H Preferred stock. In December 1997, the Company raised $449,856 (before issuance costs) through the sales of 28,800 shares of Series I Preferred stock. In February 1998 the Company raised $1,299,900 (before issuance cost) through the sale of 105,000 shares of Series J Preferred stock. In March 1998 the Company raised $100,440 (before issuance cost) through the sale of 6,750 shares of Series J Preferred stock. In June 1998 the Company raised $550,000 (before issuance cost) through the sale of 57,531 shares of Series J Preferred stock. These securities were sold to its largest shareholder, MK Global Ventures, in association with its MK GVD Fund.

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         Each of the foregoing issuances of securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transaction by an issuer not involving any public offering. In addition, the recipient of securities in each such transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. The recipient had adequate access, through its relationships with the Company, to information about the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                           1998          1997          1996          1995           1994
                                        ----------    ----------    ----------    ----------     ----------
                                                                   (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues .............................  $    5,629    $    7,637    $    8,618    $    9,754     $    9,284
                                        ----------    ----------    ----------    ----------     ----------
Expenses:
  Editorial ..........................         951         1,151         1,228         1,309          1,386
  Production .........................       1,647         1,922         2,373         2,745          2,377
  Circulation ........................       1,844         2,088         2,072         2,275          2,414
  Sales and marketing ................       2,817         2,318         2,269         2,522          2,922
  Product development ................          45            40            29            36            103
  General and administrative .........       1,151           972           914         1,318          1,692
                                        ----------    ----------    ----------    ----------     ----------
     Total expenses ..................       8,455         8,491         8,885        10,205         10,894
                                        ----------    ----------    ----------    ----------     ----------

Loss from operations .................      (2,826)         (854)         (267)         (451)        (1,610)
Interest and other expense, net ......          --           (32)          (24)          (11)            (6)
                                        ----------    ----------    ----------    ----------     ----------
Net loss .............................  $   (2,826)   $     (886)   $     (291)   $     (462)    $   (1,616)
                                        ==========    ==========    ==========    ==========     ==========
Net loss per share, basic and
   diluted(1) ........................  $    (0.88)   $    (0.28)   $    (0.10)   $    (0.15)    $    (0.54)
                                        ==========    ==========    ==========    ==========     ==========

Weighted average shares (1) ..........   3,200,137     3,185,043     3,019,004     3,011,433      3,010,730


                                                                      DECEMBER 31,
                                        -------------------------------------------------------------------
                                           1998          1997          1996          1995           1994
                                        ----------    ----------    ----------    ----------     ----------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit) ............  $     (243)    $     575     $     442    $      396     $      750
Total assets .........................       1,710         2,452         2,584         2,247          3,285
Shareholders' equity .................         121         1,026         1,068         1,085          1,547

(1) See Note 2 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK" AND "BUSINESS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF FORWARD LOOKING STATEMENTS ARE INDICATED WITH AN ASTERISK("*").

RESULTS OF OPERATIONS

         The  Company  is  engaged  primarily  in the  development,  production, marketing and sales of integrated information services targeting the professional digital content market. The Company's products include NEWMEDIA magazine, the largest publication serving digital content professionals; the NEWMEDIA INVISION Awards Festival, the largest juried digital media competition in the world, and its associated Insight conference; newmedia.com, an award-winning World Wide Web site of news, information, and product buying services for the digital content market; and the NEWMEDIA Business Solutions Series, a series of custom-published supplements to NEWMEDIA magazine that focuses on emerging technologies and trends in the field of digital content.

         The 1998 publishing plan focused NEWMEDIA on serving the professional market for corporate digital content, including Internet products and services. The guaranteed average circulation base remained unchanged in 1998, 1997 and 1996 at 215,000. The publishing plan started in 1996 required the magazine's subscribers to meet significantly more stringent qualification criteria was continued. As a result of these criteria, the purchasing power of digital media products and services of the average subscriber was approximately $1,000,000 at the end of 1998 and 1997, which was more than a 100 percent increase from approximately $500,000 at the end of 1996.

         In the second quarter, NEWMEDIA returned to a monthly publishing frequency. This publishing schedule was implemented in response to the expressed preference of NEWMEDIA'S advertising clients for a standard monthly publishing frequency as opposed to the previous 16 times per year schedule. The Company intends to continue the guaranteed average circulation base of 215,000 in 1999.*

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statement of operations.

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                     1998      1997     1996
                                                     ----      ----     ----
          Revenues ...............................    100%     100%     100%
          Expenses:
           Editorial .............................     17       15       14
           Production ............................     29       25       28
           Circulation ...........................     33       27       24
           Sales and marketing ...................     50       30       26
           Product development ...................      1        1       --
           General and administrative ............     20       13       11
                                                     ----     ----     ----
             Total expenses ......................    150      111      103
                                                     ----     ----     ----
          Loss from operations ...................    (50)     (11)      (3)
          Interest and other expense, net ........     --       --       --
                                                     ----     ----     ----
          Net loss ...............................    (50)%    (11)%     (3)%
                                                     ====     ====     ====

         REVENUES

         Revenues, consisting primarily of advertising in NEWMEDIA magazine, decreased to $5,629,000 in 1998 from $7,637,000 in 1997 and $8,618,000 in 1996, as a result of decreases in advertising sales in NEWMEDIA. The Company believes that the decrease in net advertising revenue is related to a number of market factors, including the migration of digital content development from CD-ROM based media to the Internet, shifts in the Macintosh hardware and software market, as digital content creators make a transition toward increased use of Windows based workstations and an industry wide decline in digital media advertising. The reduction in the publishing frequency of NEWMEDIA magazine from sixteen issues per year to one per month, which occurred in the second quarter of 1998, also contributed to the decrease in revenues.

         The Company also announced key personnel changes in 1998. In July 1998 the Company hired a new Publisher. The Company also hired additional advertising personnel in the first and second quarters of 1998. Additionally, the Company completed a realignment of its sales force. As part of these changes, the company dedicated specific sales personnel to new revenue opportunities in custom publishing, online advertising, and conferences and focused its remaining sales personnel on strategic accounts and vertical technology selling.

         EDITORIAL EXPENSES

         Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $951,000 in 1998, compared to $1,151,000 in 1997 and $1,228,000 in 1996. The reduction in editorial expenses for 1998 over 1997 are primarily attributable to cost control programs, some attrition and a reduction in the number of issues per quarter (from 4 to 3), started in the second quarter of 1998. The decline in 1997 editorial expenses over 1996 are primarily attributable to lower headcount, cost control programs and the sale of the MACROMEDIA USER JOURNAL ("MUJ") in the third quarter of 1996, partially offset by the increased expenses associated with newmedia.com.

         PRODUCTION EXPENSES

         Production expenses, consisting primarily of the costs for design, materials and printing of NEWMEDIA, were $1,647,000 in 1998, compared to $1,922,000 in 1997 and $2,373,000 in 1996. The decrease in production expenses in 1998, as compared to 1997, are primarily attributable to the reduction of the number of issues per quarter (from 4 to 3), started in the second quarter of 1998. The reduction in production expenses for 1997 over 1996, is primarily attributable to the absence in 1997 of the one-time advertiser promotion costs associated with polybagging issues of NEWMEDIA for various online services in 1996.

         CIRCULATION EXPENSES

         Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the costs to acquire and certify the Company's subscriber list, were $1,844,000 in 1998, compared to $2,088,000 in 1997 and $2,072,000 in 1996. The decrease in 1998 is primarily due to cost control programs and the focus on more stringent readership qualifications. As part of the Company's publishing strategy in 1998 and 1997, the minimum readership qualifications to receive the magazine were significantly more stringent. As a result of these new criteria, the purchasing power of new media products and services of the average subscriber increased to approximately $1,000,000 at the end of 1998, and 1997 from approximately $500,000 at the end of 1996. The Company intends to maintain the higher minimum readership qualifications to receive the magazine that it implemented in 1996 during 1999.* The Company capitalizes its circulation development expenditures which consist of external costs incurred by the company to acquire and certify its list of qualified subscribers for each upcoming year and amortizes them over a 12 month period. As of December 31, 1998 and December 31, 1997, the unamortized portion of these expenditures was $371,000 and $465,000, respectively, which is included in prepaid expenses on the balance sheet.

         SALES AND MARKETING

         Sales and marketing expenses were $2,817,000 in 1998, compared to $2,318,000 in 1997 and $2,269,000 in 1996 The increased expenditures in 1998 were primarily attributable to higher expenditures on sales, including compensation expenses related to the hiring of a publisher in July 1998 and new sales personnel in the first half of 1998 and the addition of a conference program to the INVISION Awards Festival, offset by lower marketing costs. The NEWMEDIA magazine sales force has almost doubled from the first half of 1997. The 2-day Insight Conference was added to the INVISION Awards Festival that was held November 11 to 13, 1998, at the Argent Hotel in San Francisco. Sponsors for the events included IBM, Intel, Macromedia and Silicon Graphics.

         PRODUCT DEVELOPMENT

         Product development costs totaled $45,000 in 1998, as compared to $40,000 in 1997 and $29,000 in 1996, and consist of costs incurred in the development of new products, including the Internet World Wide Web site, newmedia.com. The Company plans to continue its product development efforts during 1999.

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1,151,000 in 1998, as compared to $972,000 in 1997 and $914,000 in 1996. The increased expenses in 1998, as compared to 1997, primarily reflect increased consulting, recruitment, and bad debt expenses. The increase in 1997, as compared to 1996, is primarily due to increased bad debt expense offset by lower consulting costs. General and administrative costs are expected to grow slightly in 1999, with expected increases in bad debt expenses that accompany anticipated revenue growth.*

         INTEREST AND OTHER INCOME AND EXPENSES

         Interest and other expenses were $0 in 1998, compared to ($32,000) in 1997 and ($24,000) in 1996. For 1998 the Company earned Interest Income of $10,000 on the proceeds of its Series J Convertible Preferred Stock sale that was offset by $10,000 of Interest Expense. Interest Expense is expected to increase in 1999 as the Company uses short-term debt to finance its working capital requirements.*

         NET LOSS

         The Company incurred net losses of $2,826,000, $886,000 and $291,000, in 1998, 1997 and 1996, respectively. The decrease in NEWMEDIA advertising revenue in 1998, partially offset by continued strong costs controls, was the primary contributor to the increased loss, as compared to 1997. Higher sales, marketing and general and administrative expenses were offset by lower editorial and production expenses associated with the reduction of the number of issues per quarter (from 4 to 3), started in the second quarter of 1998. Net expenses were down slightly to $8,455,000 compared to $8,491,000 for 1997 and $8,885,000 for 1996.

         INCOME TAXES

         At December 31, 1998, the Company had net operating loss carry forwards for federal income tax purposes of approximately $14,000,000, which may be utilized to reduce future taxable income through 2003, subject to certain limitations. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period. As a result of prior financings, which resulted in such an ownership change in April 1990, approximately $500,000 of the Company's net operating loss carryforwards are limited to usage of approximately $50,000 per year. Further, the initial public offering in March 1993 triggered another ownership change of greater than 50% and the potential benefits from utilization of tax carryforwards generated from April 1990 through the date of the offering, totaling approximately $5,600,000 will be limited. The approximate annual limitation on the utilization of those carryforwards is $700,000 provided that this amount is reduced to the extent that the net operating carryforwards generated through April 1990 are utilized. The exact limitation may change. Other conditions may also occur in the future which would cause the Company to lose, or further limit the use by the Company of some or all of these net operating loss carryforwards.

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company financed its operations and capital requirements through the date of its initial public offering in March 1993, principally through private sales of debt and equity securities and cash generated from operations. Since inception through December 1998, the Company has raised approximately $3,924,000 through the issuance of Preferred Stock, including $98,000 Series G Preferred Stock (net of issuance costs) sold in June 1997, $246,000 Series H
Preferred Stock (net of issuance costs) sold in September 1997, and $450,000 Series I Preferred Stock (net of issuance costs) sold in December 1997, $1,280,000 Series J Preferred Stock (net of issuance costs) sold in February 1998, $100,000 Series J Preferred Stock (net of issuance costs) sold in March 1998, and $541,000 Series J Preferred Stock (net of issuance costs) sold in June 1998, to its largest shareholder, MK Global Ventures in association with its MK GVD Fund. In its initial public offering in March 1993 (including the subsequent exercise in April 1993 of the underwriter's option to purchase an additional 210,000 shares of Common Stock), the Company received proceeds of approximately $6,350,000, net of underwriting discounts, commissions and issuance costs. Proceeds from the offering were used to repay bridge loans totaling $1,500,000, plus interest and loans from a shareholder totaling approximately $562,000. The remaining net proceeds from the Company's initial public offering were added to working capital to be used for financing operations.

         At December 31, 1998, the Company had approximately ($243,000) in net working capital, and its principal source of liquidity consisted of approximately $182,000 in cash and funds loaned to it by its major shareholder MK Global Ventures, in association with its MK GVD Fund. These borrowings accrue interest at a rate of 10% per annum and are secured by the assets of the company. Principal and accrued interest is due and payable on demand, by the lender, which demand may be made at any time, but in no event shall the principle and interest be paid later than 180 days after the date of the borrowing. At December 31, 1998, $400,000 was outstanding under these notes. The Company also had $350,000 outstanding under a line of credit with the company's bank. The revolving credit facility provides for borrowings up to 70 percent of qualified accounts receivable not to exceed $1,000,000 and requires the Company to maintain certain quarterly financial ratios and be subject to certain covenants. At December 31, 1998, the Company was not in compliance with certain financial covenants of its line of credit agreement and the entire balance is payable on demand by the lender.

         The Company signed an agreement in March 1999 with a new lender which provides a new line of credit. The revolving credit facility, which has a one year term, provides for borrowings of up to 80% of eligible receivables not to exceed $600,000. The credit facility is secured by the Company's accounts receivable.

         Capital expenditures for 1998 were $129,000 compared to $56,000 for 1997. These expenditures primarily consist of desktop PC replacements and software upgrades. The Company has not made or committed to make significant capital expenditures in 1999 but may make such expenditures in the future.*

         The Company expects that it will continue to require significant amounts of cash to finance future operations.* During the years ended December 31, 1998, 1997 and 1996, the Company's net cash used in operating activities totaled $2,629,000, $291,000 and $601,000, respectively. The Company is currently seeking additional financing and believes that sufficient cash can be obtained from its new line of credit, borrowings from its major shareholder and operating activities such that the Company will meet its cash requirements for at least

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

the next 12 months.* However, there can be no assurance that the Company's anticipation of its cash requirements for the next 12 months will be correct and that the Company will be able to raise the necessary funds on terms acceptable to the Company. Thereafter, the Company anticipates that it may need to raise additional working capital, primarily through sales of debt or equity securities.* In addition, the Company may seek to raise additional working capital prior to the end of 1999 if it can raise such capital on acceptable terms.* The terms of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock and outstanding warrants grant the holders thereof certain preferential rights including conversion and/or registration rights, which may have a dilutive effect on existing shareholders and may therefore limit the availability of financing, particularly equity financing. The Company has no commitments for any such financing, and there can be no assurance that any such debt or equity financing will be available on terms acceptable to the Company, or at all.



----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

         THIS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED IN THESE
FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH BELOW AND IN "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. FORWARD LOOKING STATEMENTS ARE INDICATED WITH AN ASTERISK ("*")

         HISTORY OF LOSSES AND ACCUMULATED DEFICITS

         The Company incurred total net losses of $14,230,000 from inception to December 31, 1998, including net losses of $2,826,000 for the year ended December 31, 1998. The Company expects to incur losses for at least the first three quarters of 1999, as it continues to promote and expand its current publications and develop and launch new products.* There can be no assurance that during 1999 or thereafter the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NEWMEDIA, maintain the circulation base of NEWMEDIA, have a productive advertising sales force that includes recently-hired sales people, control its costs, and successfully implement its marketing and product strategy in relation to the corporate digital content creation marketplace.* There can be no assurance that the Company will be successful in any of these efforts.

         1999 PUBLISHING STRATEGY; SALES AND MARKETING STRATEGY

         The key elements of the Company's 1999 publishing strategy are to focus on the professional market for digital content creation, to maintain the stringent minimum qualification criteria that potential subscribers were required to meet in order to qualify for a subscription, and to maintain the guaranteed circulation base of 215,000 qualified NEWMEDIA readers.* In addition, the Company is focusing on custom publishing activities, online advertising and its event business to increased revenues.* Certain components of production, marketing and editorial expenses associated with these strategies will increase.* There can be no assurance that the Company's strategy will result in increased revenues or in profitability.* The Company has been undergoing an advertising category transition since the second half of 1995, away from the consumer market toward the above mentioned professional market for digital content creation. To replace these consumer market advertisers and to grow advertising revenues, the Company needs to sell advertisements oriented to the professional market for digital content creation. There can be no assurance that the Company will be able to sell a sufficient number of advertisements to the professional market to make its strategy successful.

         ILLIQUIDITY OF TRADING MARKET; RISK OF PENNY STOCK STATUS

         The Company's Common Stock trades on the OTC Bulletin Board. In September 1998, the Company was delisted from trading on the Nasdaq SmallCap Market, and in March 1999 the Company was delisted from trading on the Pacific Exchange. Because the Company's Common Stock was delisted from the Pacific Exchange, the Company has become subject to the Commission's "penny stock" rules and therefore an investor will find it more difficult to dispose

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

of, or to obtain accurate quotations as to the price of, the Company's securities. The "penny stock" rules under the Securities Exchange Act of 1934, as amended, also impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. For transactions covered by the penny stock rules, a broker-dealer must make special suitability determinations for purchasers and must have received the purchasers' written consent to the transactions prior to sale. In addition, for any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the Company's delisting from the Nasdaq SmallCap Market and the Pacific Exchange and its becoming subject to the rules on penny stocks has likely affected the ability or willingness of broker-dealers to sell and/or make a market in the Company's securities and therefore has severely adversely affect the market liquidity for the Company's securities.

         RISKS ASSOCIATED WITH THE CONVERSION AND LIQUIDATION PREFERENCES OF THE PREFERRED STOCK

         PREFERRED STOCK CONVERSION, DIVIDEND AND LIQUIDATION FEATURES. The Company's Articles of Incorporation currently authorize the Company to issue 10,064,516 shares of preferred stock, of which 8,512,191 shares of preferred stock are currently issued and outstanding (the "Preferred Stock"). The Preferred Stock, as of March 24, 1999, is convertible into 8,681,402 shares of the Company's Common Stock. The liquidation, dividend and conversion features of the currently outstanding Preferred Stock are as follows.

         The Series E Preferred Stock has a liquidation preference per share equal to $.124 per share and all accumulated and unpaid dividends. After December 31, 1999, the shares of Series E Preferred Stock are convertible into such number of shares of Common Stock as is determined by dividing $0.124 by the Series E Conversion Price in effect at the time of the conversion. The Series E Conversion Price is currently $0.478 and as a result of the issuance of the Series J Preferred Stock would be convertible into 2,092,050 shares of Common Stock, if it were currently convertible. Accordingly, each share of Series E Preferred will be convertible into approximately 0.3 shares of Common Stock. The Series E Preferred Stock also has price-based antidilution rights. Pursuant to the price-based antidilution rights (and subject to certain exceptions), if the Company issues shares at a price below the Series E Conversion Price, the Series E Conversion Price is reduced to the price at which the Company issues the shares.

         The Series E Preferred also has cumulative dividend rights which accrue at a rate of $.0074 per annum (an aggregate of approximately $60,000 per annum). If the Company has accumulated unpaid dividends on the Series E Preferred at the time the Series E Preferred converts to Common Stock the dividends convert to Common Stock at the effective Series E Conversion Price. If the accumulated dividends were to convert as of March 31, 1999, they would be convertible into 753,138 shares of Common Stock.

         Each of the Series F Preferred Stock, Series G Preferred and Series H Preferred Stock, were issued at prices discounted at 85% of the average closing bid price of the Company's Common Stock as reported on the Nasdaq SmallCap Market for the 10 trading days ending 5 business days before the closing of the sale (the "Formula Price") of the Shares, and each such Series was initially convertible into one share of Common Stock. The Series I Preferred Stock was issued at a price discounted at 10 times the Formula Price and was initially convertible into 10 shares of Common Stock. The Series J Preferred Stock was issued at a price discounted at 20 times the Formula Price and each share of Series J Preferred Stock is convertible into 20 shares of Common Stock.

         The Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred and Series J Preferred Stock are entitled to dividends in the amount of five percent (5%) of the Initial Sales Price of Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred and Series J Preferred Stock per fiscal year only if declared by the Board of Directors. The dividends are not cumulative and no rights accrue to the holders of these series of preferred stock in the event the Corporation does not declare or pay dividends. The liquidation preference per share is equal to $3.039 per share for the Series F Preferred, $0.478 per share for the Series G Preferred, $0.478 per share for the Series H Preferred, $4.78 per share for the Series I Preferred and $9.56 per share for the Series J Preferred Stock, plus all declared but unpaid dividends. No dividends have been declared on the Preferred Stock. Shares of Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred and Series J Preferred Stock are convertible into a number of shares of Common Stock equal to the initial sales price of each respective series of Preferred Stock divided by the appropriate conversion price. The initial sales price was $3.039 for the Series F Preferred, $1.992 for the Series G Preferred, $2.136 for the Series H Preferred, $15.62 for the Series I Preferred and $12.38 for the Series J
Preferred. The conversion prices of each of the Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred and Series J Preferred is subject to adjustment in the event of subdivisions, splits, combinations, consolidations or reclassification of Common Stock and similar events and, for approximately one year after the final sale of each Series in the event the Company issues shares of Common Stock at a price below the applicable conversion price ("price-based antidilution"). The price-based antidilution feature has expired for the Series F Preferred Stock, the Series G Preferred Stock, the Series H Preferred Stock, and the Series I Preferred Stock and will expire on June 30, 1999 for the Series J Preferred Stock.

         The issuance of 57,531 shares of Series J Preferred at $9.56 per share in June 1998 was equivalent to an issuance at $0.478 per share of Common Stock and caused the conversion prices of each of the Series E Preferred, Series G Preferred, Series H Preferred, Series I Preferred and Series J Preferred to be adjusted to $0.478 per share. Accordingly, each share of Series F Preferred is convertible into 1 share of Common Stock, each share of Series G Preferred is convertible info 4.2 shares of Common Stock, each share of Series H Preferred is convertible into 4.5 shares of Common Stock, each share of Series I Preferred is convertible into 32.7 shares of Common Stock and each share of Series J Preferred is convertible into 24.1 shares of Common Stock. All shares of Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred and Series J Preferred Stock then outstanding shall automatically convert into shares of Common Stock upon the election of at least 67% of the authorized, issued and outstanding shares of each respective Series of Preferred Stock to convert shares of Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred and Series J Preferred Stock into Common Stock.

         The Company also has 1,552,325 shares of additional authorized preferred stock that could be issued in the future with terms that are more favorable to the holder than those that have been previously issued. The Articles of Incorporation provide that the Board of Directors is authorized to fix the number of shares of any series of Preferred Stock and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock and, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series of
Preferred Stock, to decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series. Additionally, the Board of Directors may authorize the issuance of additional series of Preferred Stock. The Board of Directors may therefore issue additional Preferred Stock with voting, liquidation and conversion rights that could adversely affect the voting power and liquidation rights of the holders of Common Stock. When and if such preferred stock is issued or converted there will be considerable dilution to the then existing Common stockholders. In the event the Company issues preferred stock with a purchase price of less than $0.478 per share the Series E conversion price will be further adjusted so that more shares of Common Stock will be issued upon conversion of the Series E Preferred Stock. This will cause additional dilution to the voting power and liquidation rights of the holders of Common Stock.

         CONTROL BY PRINCIPAL STOCKHOLDERS

         The Company's principal stockholders, MK Global Ventures II and its affiliate MK GVD Fund (together, the "MK Entities"), together beneficially own over 83% of the outstanding Common Stock (assuming conversion of all outstanding Preferred Stock in Common Stock). In addition, the MK Entities have two representatives on the four-person Board of Directors of the Company. Accordingly, the MK Entities will be able to determine the composition of the Company's Board of Directors, will retain voting power to approve all matters requiring stockholder approval and will continue to have significant influence over the affairs of the Company. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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

            RISKS ASSOCIATED WITH SALES AND MARKETING STRATEGY

         The Company's ability to achieve future profitability depends upon the success of the Company's strategy to retain sales personnel in key markets and to increase the productivity of existing sales personnel.* In July 1998, the Company hired a new Publisher. The Company also hired additional advertising personnel in the first and second quarters of 1998. Additionally, the Company completed a realignment of its sales force. As part of these changes, the company dedicated specific sales personnel to new revenue opportunities in custom publishing, online advertising, and conferences and focused it remaining sale personnel on strategic accounts and vertical technology selling. New sales personnel typically take from six to nine months to become fully productive, and therefore the Company's operating results during such time may be adversely affected by the hiring of such personnel. In addition, there can be no assurance that such new sales personnel will achieve sufficient advertising revenue to become profitable for the Company after the first six to nine months or at all. Any failure of one or more of the new personnel to become productive will have a material adverse effect on the Company's operating results. Furthermore, the Company's revenues from advertising sales depends upon a small number of key sales personnel. Any inability of such personnel to maintain or increase existing sales levels, or any turnover in such personnel, would have a material adverse effect on the Company's operating results.

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         UNCERTAINTY OF GROWTH OF THE PROFESSIONAL MARKET FOR DIGITAL CONTENT CREATION

         NEWMEDIA is targeted toward professional users of digital content creation products and services in connection with computers. The computer industry has historically been characterized by business cycles. To the extent that the computer industry or professional digital content creation market experiences a significant downturn, the Company would expect a similar downturn in its business. The professional market for digital content creation products and services is in the early stages of development, and predictions as to its size and the factors which will affect it are inconclusive. To the extent that the professional digital content creation market does not develop as quickly as the Company anticipates or that it experiences a significant downturn following growth, the Company's ability to generate revenue or profits may be adversely affected. Furthermore, even if the professional digital content creation market does develop as anticipated, there can be no assurance that the demand for NEWMEDIA will also increase.*

         YEAR 2000 COMPLIANCE

         Many computer systems and software and electronic products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. In addition, certain systems and products do not correctly process "leap year" dates. As a result, in the next 12 months, computer systems and software ("IT System") and other property and equipment not directly associated with information systems ("Non-IT Systems"), such as elevators, phones, other office equipment used by many companies, including the company's customers and potential customers of the Company, may need to be upgraded,
repaired   or  replaced  to  comply  with  such  "Year  2000"  and  "leap  year"
requirements.

         Although the company has determined that most of its principle IT Systems are Year 2000 compliant, certain of such internal systems have not been evaluated by the Company. The Company has not yet made an assessment of the status of its Non-IT Systems.

         The Company presently estimates that the total cost of addressing their year 2000 and leap year issues will be immaterial.* These estimates were derived utilizing numerous assumptions, including the assumption that they have already identified their most significant Year 2000 and leap year issues and that the plans of its third-party suppliers will be fulfilled in a timely manner without cost to the Company. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated.

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

         The Company has not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies, the failure of any one of which could severely disrupt the Company's ability to carry on its business as well as disrupt the business of the Company's customers. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to

----------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the future results will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Business", "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

address the Year 2000 effect on its internal systems and business operations, such effect could result in a material disruption of its business or have a material adverse effect on the Company or the Company's business, financial condition, or results of operations. The Company has not developed a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 and leap year compliant.

         DEPENDENCE ON KEY PERSONNEL AND SALES PERSONNEL

         The Company's success depends to a large extent upon the efforts and abilities of key managerial employees, including without limitation, Richard Landry, John Topping, and Kenneth Klein, the Chief Executive Officer, President, and Chief Financial Officer, respectively, of the Company. The Company's success also depends on the performance of key sales personnel. The loss of certain of these key managers or sales personnel could have a material adverse effect on the Company. The Company has not entered into employment agreements with its executive officers and carries no key man insurance on their lives. The success of the Company's business will also depend upon its ability to continue to attract and retain qualified employees. Competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.

         QUANTITIVE AND QUALITATIVE DISCLOSUE ABOUT MARKET RISK

         The Company's market risk disclosures pursuant to item 7A are not material and are therefore not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See  Item  14(a)  for  an  index  to  the  financial   statements   and
supplementary financial information attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Certain information required by Part III is omitted from this Form 10-K in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") for its Annual Meeting of Shareholders to be held June 7, 1999.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

         NAME                AGE       POSITION WITH THE COMPANY
         ----                ---       -------------------------
     Richard Landry          42   Chairman of the Board of Directors,
                                  Chief Executive Officer and Director
     John Topping            31   President and Publisher
     Kenneth Klein           48   Vice President, Finance and Administration,
                                  Chief Financial Officer and Secretary
     John Griffin (1)(2)     50   Director
     Michael Kaufman (2)     57   Director
     Greg Lahann(1)          40   Director

----------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

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

         JOHN TOPPING joined the Company in July 1998, as its President and Publisher. From 1997 to 1998, Mr. Topping was Publisher of Networking Magazine. From 1995 to 1996, Mr. Topping was Director of Sales for the Miller Freeman's Network Group. From 1991 to 1994, Mr. Topping was a Senior Sales Manager and Training Director for the Miller Freeman's Network Group.

         KENNETH KLEIN joined the Company in January 1999 as its Vice President, Finance and Administration, and Chief Financial Officer. In March 1999, Mr. Klein also became Secretary. From 1988 to 1997, Mr. Klein was employed by Worldwide Relocation Management, Inc., a relocation service firm were he held the positions of Vice President of Finance and Chief Financial Officer, Director of Finance, and Controller.

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

         MICHAEL KAUFMAN became a director of the Company in July 1991. Since October 1987, he has been the President of MK Global Ventures, Palo Alto, California, a venture capital firm specializing in early-stage and start-up financing of high technology companies. From August 1981 until October 1987, Mr. Kaufman was a general partner of Oak Investment Partners, a venture capital firm. Prior to August 1981, Mr. Kaufman was President and Chief Operating Officer of Centronics Data Corporation, a manufacturer of computer peripherals. Mr. Kaufman serves on the board of directors of Davox Corp., a telecommunications company, Asante Technologies, Inc., a networking products company, DISC, an optical storage systems company, and Syntellect, an interactive company.

         GREG LAHANN became a director of the Company in August 1990. From October 1987 through December 1993, he was the Chief Financial Officer of MK Global Ventures, and since January 1990, he has been a director of MK Global Ventures. From 1981 to 1987, Mr. Lahann was employed by Price Waterhouse LLP, in various positions, the last of which was as manager in the Audit Department. Mr. Lahann is a Certified Public Accountant.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)    1. FINANCIAL STATEMENTS

               The following financial statements of HyperMedia Communications, Inc. are filed as part of this report on Form 10-K:

                                                                     Page Number
                                                                     -----------

               Report of Independent Accountants ......................   32

               Balance Sheet--December 31, 1998 and 1997 ..............   33

               Statement of Operations--Years ended
               December 31, 1998, 1997 and 1996 .......................   34

               Statement of Shareholders' Equity
               Years ended December 31, 1998, 1997 and 1996 ...........   35

               Statement of Cash Flows--Years ended
               December 31, 1998, 1997 and 1996 .......................   36

               Notes to Financial Statements ..........................   37

            2. FINANCIAL STATEMENT SCHEDULES

               Schedule II Valuation and Qualifying Accounts ..........   45

            3. EXHIBITS

           Exhibit
           Number                        Description
           ------                        -----------
           3.1a(6) Amended and Restated Articles of Incorporation filed as of June 2 1998

           3.1b(6) Certificate of Correction of Amended and Restated Articles of Incorporation filed as of July 2,1998

           3.1c(4) Certificate of Determination of Preferences of Series F Preferred Stock of the Registrant.

           3.1d(5) Certificate of Determination of Preferences of Series H Preferred Stock of the Registrant.

           3.1e(5) Certificate of Determination of Preferences of Series I Preferred Stock of the Registrant.

           3.1f(5) Certificate of Determination of Preferences of Series J Preferred Stock of the Registrant.

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

           4.14(4) Common Stock Warrant, dated February 9, 1994 and as amended March 19, 1997, issued by the Registrant to Imperial Bank.

           4.15(3) Common Stock Warrant, dated September 14, 1994, issued by the Registrant to MK Global Ventures II.

           4.16(4) Series F Preferred Stock Purchase Agreement, dated March 12, 1996, between the Registrant and MK GVD Fund.

           4.17(4) Common Stock Warrant, dated November 26, 1996, issued by the Registrant to MK GVD Fund.

           4.18(5) Series G Preferred Stock Purchase Agreement, dated July 3, 1996, between the Registrant and MK GVD Fund.

           4.19(5)    Series  H  Preferred  Stock  Purchase   Agreement,   dated
                      September 8, 1997, between the Registrant and MK GVD Fund.

           4.20(5)    Series  I  Preferred  Stock  Purchase   Agreement,   dated
                      December 23, 1997, between the Registrant and MK GVD Fund.

           4.21(5)    Series  J  Preferred  Stock  Purchase   Agreement,   dated
                      February 19, 1998, between the Registrant and MK GVD Fund.

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

           10.3(1) $5,000.07 Subordinated Promissory Note, dated October 22, 1991, issued by the Registrant to Amerinda Alpern.

           10.4(1) Lease Agreement, dated February 21, 1991, between the Registrant and Spieker Partners.

           10.5(2)    Amendment  #1 to Lease  Agreement,  dated  June 11,  1993,
                      between  the   Registrant  and  Spieker  -  Singleton  #68
                      Limited.

           10.6(2)    Consulting Agreement with Barington Capital Group, L.P.

           10.7(1)    Shareholder's Voting Agreement.

           10.8(5) Security and Loan Agreement, dated March 19, 1998, between the Registrant and Imperial Bank.

           10.9 $100,000 Subordinated Promissory Note, dated November 25,1998 issued by the Registrant to MK GVD Fund.

           10.10 $150,000 Subordinated Promissory Note, dated December 15, 1998, issued by the Registrant to MK GVD Fund.

           10.11 $150,000 Subordinated Promissory Note, dated December 29, 1998, issued by the Registrant to MK GVD Fund.

           10.12 Security and Loan Agreement, dated March 16, 1999, between the Registrant and Business Finance.

           11.1       Computation of net loss per share.

           23.1       Consent of Independent Accountants.

           24.1       Power of Attorney (see page 46).

           27.1       Financial Data Schedule

----------
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1, as amended (No. 33-60548), declared effective on March 9, 1993.
(2) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 25, 1994.
(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 29, 1995.
(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 28, 1997.
(5) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 27, 1998.

(6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed August 14, 1998

    (b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1998.

    (c) EXHIBITS -- See Item 14(a)3 above.

    (d) FINANCIAL STATEMENT SCHEDULES -- See Item 14(a)2 above.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of HyperMedia Communications, Inc.


         In our opinion, the accompanying balance sheet and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of HyperMedia Communications, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
San Jose, California
February 2, 1999, except for
Note 11 which is as of March 16, 1999

                        Hypermedia Communications, Inc.
                                 Balance Sheet

                                                            DECEMBER 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
ASSETS
Current Assets:
 Cash and cash equivalents                         $    182,000    $    269,000
 Accounts receivable, net of allowance for
   doubtful accounts of $75,000 and $110,000            642,000       1,165,000
 Prepaid expenses and other current assets              522,000         567,000
                                                   ------------    ------------
     Total current assets                             1,346,000       2,001,000

Property and equipment, net                             364,000         451,000
                                                   ------------    ------------
                                                   $  1,710,000    $  2,452,000
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Notes payable - related party                     $    400,000    $         --
 Note payable - line of credit                          350,000              --
 Accounts payable                                       564,000         956,000
 Accrued liabilities                                    257,000         439,000
 Deferred revenue                                        18,000          31,000
                                                   ------------    ------------
     Total current liabilities                        1,589,000       1,426,000
                                                   ------------    ------------
Commitments (Note 10)

Shareholders' Equity:
 Convertible  Preferred Stock,  $.001 par value;  10,064,516 shares  authorized;
   $4,000,000 and $2,050,000 aggregate liquidation amount;
   8,512,191 and 8,342,910 shares outstanding         3,924,000       2,003,000
 Common Stock, $0.001 par value; 50,000,000
   shares authorized; 3,200,137 shares outstanding   10,427,000      10,427,000
 Accumulated deficit                                (14,230,000)    (11,404,000)
                                                   ------------    ------------
     Total shareholders' equity                         121,000       1,026,000
                                                   ------------    ------------

                                                   $  1,710,000    $  2,452,000
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                         Hypermedia Communications, Inc.
                             Statement of Operations


                                                 YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1998          1997          1996
                                        -----------    ----------    ----------
Revenues                                $ 5,629,000    $7,637,000    $8,618,000
                                        -----------    ----------    ----------
Expenses:
 Editorial                                  951,000     1,151,000     1,228,000
 Production                               1,647,000     1,922,000     2,373,000
 Circulation                              1,844,000     2,088,000     2,072,000
 Sales and marketing                      2,817,000     2,318,000     2,269,000
 Product development                         45,000        40,000        29,000
 General and administrative               1,151,000       972,000       914,000
                                        -----------    ----------    ----------

    Total expenses                        8,455,000     8,491,000     8,885,000
                                        -----------    ----------    ----------

Loss from operations                     (2,826,000)     (854,000)     (267,000)
Interest and other expense, net                  --       (32,000)      (24,000)
                                        -----------    ----------    ----------

Net loss                                $(2,826,000)   $ (886,000)   $ (291,000)
                                        ===========    ==========    ==========

Net loss per share, basic and diluted   $     (0.88)   $    (0.28)   $    (0.10)
                                        ===========    ==========    ==========

Weighted average shares                   3,200,137     3,185,043     3,019,004
                                        ===========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                         Hypermedia Communications, Inc.
                        Statement of Shareholders' Equity

                                                       CONVERTIBLE
                                                      PREFERRED STOCK        COMMON STOCK
                                                    -----------------     -------------------
                                                    SHARES     AMOUNT     SHARES       AMOUNT
                                                    ------     ------     ------       ------
Balance at December 31, 1995                      8,064,516  $1,000,000  3,011,433   $10,375,000

 Repayment of shareholder note receivable                --          --         --            --
 Issuance of Common Stock for cash                       --          --      7,571         2,000
 Issuance of Series F Convertible Preferred
   Stock for cash, net of issuance costs             82,250     209,000         --            --

 Net loss                                                --          --         --            --
                                                  ---------  ----------  ---------   -----------
Balance at December 31, 1996                      8,146,766   1,209,000  3,019,004    10,377,000

 Issuance of Common Stock for cash                       --          --    181,133        50,000
 Issuance of Series G Convertible Preferred
   Stock for cash, net of issuance costs             50,344      98,000         --            --
 Issuance of Series H Convertible Preferred
   Stock for cash, net of issuance costs            117,000     246,000         --            --
 Issuance of Series I Convertible Preferred
   Stock for cash, net of issuance costs             28,800     450,000         --            --

 Net loss                                                --          --         --            --
                                                  ---------  ----------  ---------   -----------
Balance at December 31, 1997                      8,342,910   2,003,000  3,200,137    10,427,000

   Issuance of Series J Convertible Preferred
     Stock for cash, net of issuance costs          169,281   1,921,000         --            --

   Net loss                                              --          --         --            --
                                                  ---------  ----------  ---------   -----------
Balance at December 31, 1998                      8,512,191  $3,924,000  3,200,137   $10,427,000
                                                  =========  ==========  =========   ===========

                                                                                    TOTAL
                                                    SHAREHOLDER    ACCUMULATED   SHAREHOLDERS'
                                                  NOTE RECEIVABLE    DEFICIT        EQUITY
                                                  ---------------    -------        ------

Balance at December 31, 1995                         $(63,000)    $(10,227,000)  $ 1,085,000

 Repayment of shareholder note receivable              63,000               --        63,000
 Issuance of Common Stock for cash                         --               --         2,000
 Issuance of Series F Convertible Preferred
   Stock for cash, net of issuance costs                   --               --       209,000

 Net loss                                                  --         (291,000)     (291,000)
                                                     --------     ------------   -----------
Balance at December 31, 1996                               --      (10,518,000)    1,068,000

 Issuance of Common Stock for cash                         --               --        50,000
 Issuance of Series G Convertible Preferred
   Stock for cash, net of issuance costs                   --               --        98,000
 Issuance of Series H Convertible Preferred
   Stock for cash, net of issuance costs                   --               --       246,000
 Issuance of Series I Convertible Preferred
   Stock for cash, net of issuance costs                   --               --       450,000

 Net loss                                                  --         (886,000)     (886,000)
                                                     --------     ------------   -----------
Balance at December 31, 1997                               --      (11,404,000)    1,026,000

   Issuance of Series J Convertible Preferred
     Stock for cash, net of issuance costs                 --               --     1,921,000

   Net loss                                                --       (2,826,000)   (2,826,000)
                                                     --------     ------------   -----------
Balance at December 31, 1998                         $     --     $(14,230,000)  $   121,000
                                                     ========     ============   ===========


   The accompanying notes are an integral part of these financial statements.

                         Hypermedia Communications, Inc.
                             Statement of Cash Flow

                                                            YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1998          1997         1996
                                                     ---------     ---------    ---------
Cash flows used in operating activities:
  Net loss                                          $(2,826,000)   $(886,000)   $(291,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                       216,000      227,000      240,000
    Provision for doubtful accounts                     168,000       57,000      (90,000)
    Change in assets and liabilities:
      Accounts receivable                               355,000       72,000     (280,000)
      Prepaid expenses and other current assets          45,000       (6,000)    (199,000)
      Accounts payable                                 (392,000)     134,000      131,000
      Accrued liabilities                              (182,000)     113,000       42,000
      Deferred revenue                                  (13,000)      (2,000)    (154,000)
                                                    -----------    ---------    ---------

Net cash used in operating activities                (2,629,000)    (291,000)    (601,000)
                                                    -----------    ---------    ---------
Net cash used in investing activities to
  purchase property and equipment                      (129,000)     (56,000)    (176,000)
                                                    -----------    ---------    ---------
Cash flows from financing activities:
  Proceeds from notes payable -- related party          400,000           --           --
  Proceeds from line of credit                          350,000           --      335,000
  Repayment of line of credit                                --     (335,000)          --
  Proceeds from issuance of Common Stock                     --       50,000        2,000
  Repayment of shareholder note receivable                   --           --       63,000
  Proceeds from issuance of Preferred Stock, net      1,921,000      794,000      209,000
                                                    -----------    ---------    ---------

Net cash provided by financing activities             2,671,000      509,000      609,000
                                                    -----------    ---------    ---------

Net increase (decrease) in cash                         (87,000)     162,000     (168,000)

Cash and cash equivalents at beginning of year          269,000      107,000      275,000
                                                    -----------    ---------    ---------

Cash and cash equivalents at end of year            $   182,000    $ 269,000    $ 107,000
                                                    ===========    =========    =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                            $    12,000    $  28,000    $  23,000
                                                    ===========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                         Hypermedia Communications, Inc.
                         Notes to Financial Statements


NOTE 1 - THE COMPANY AND ITS BUSINESS:

       HyperMedia Communications, Inc. (the "Company"), incorporated in California in August 1989, publishes periodicals, including NewMedia ("NewMedia"), a magazine serving the corporate digital content creation market and the Internet and newmedia.com, a World Wide Web site containing news, information, products and services for the digital content creation market. The Company also produces the NewMedia INVISION Awards Festival, a juried digital media competition seeking out the highest achievements in digital content creation. Substantially, all of the Company's revenue to date has resulted from the sale of advertising in NewMedia.

       At December 31, 1998, the Company had an accumulated deficit of $14,230,000 and continues to be dependent upon external sources of capital to support its operations. Management is presently involved in efforts to raise additional external financing. In the event management is unsuccessful in its efforts to raise additional funds, there is substantial doubt about the Company's ability to continue as a going concern.

       The financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities or any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

PROMOTIONAL EXPENSES

       External costs to acquire and certify the Company's subscriber list are capitalized as an identifiable intangible asset in accordance with APB No. 17, "Intangible Assets." Such capitalized costs are amortized using the straight-line method over the estimated period of benefit of one year.

                         Hypermedia Communications, Inc.
                         Notes to Financial Statements


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

BASIC AND DILUTED NET LOSS PER SHARE

       Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock option and warrants (using the treasury stock method). Potential common equivalent shares are excluded from the computation if their effect is antidilutive. At December 31, 1998, 8,512,191 potential common shares are excluded from the determination of diluted net loss per share as the effect of such shares on a weighted average basis is antidilutive.

CONCENTRATION OF CREDIT RISK

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon expected collectibility of accounts receivable. During the years ended December 31, 1998, 1997, and 1996, the Company wrote-off approximately $203,000, $162,000 and $72,000, respectively, of accounts receivable balances. The Company's magazine, "New Media," is only distributed in the United States. At December 31, 1998 and 1997, no individual customers accounted for 10% or more of accounts receivable.

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

COMPREHENSIVE INCOME

       Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income other than its net loss.

                         Hypermedia Communications, Inc.
                         Notes to Financial Statements


SEGMENT INFORMATION

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments.

NOTE 3 - INTANGIBLE ASSETS:

       Intangible assets consist of external costs incurred by the Company to acquire and certify its list of qualified subscribers for each upcoming year. At December 31, 1998 and 1997, $371,000 and $465,000 of such costs are included in prepaid expenses and other assets. Related amortization for the years ended December 31, 1998, 1997 and 1996, totaled $591,000, $614,000 and $409,000, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT:

       Property and equipment consists of the following:

                                                               DECEMBER 31,
                                                        -----------------------
                                                            1998        1997
                                                        -----------  ----------

       Equipment                                        $ 1,270,000  $1,148,000
       Furniture and fixtures                               277,000     270,000
                                                        -----------  ----------

                                                          1,547,000   1,418,000
       Less: accumulated depreciation and amortization   (1,183,000)   (967,000)
                                                        -----------  ----------
                                                        $   364,000  $  451,000
                                                        ===========  ==========

NOTE 5 - NOTES PAYABLE:

RELATED PARTY

       During November and December 1998, the Company borrowed an aggregate of $400,000 from the Company's principle stockholder. Borrowings accrue interest at a rate of 10% per annum and are secured by the assets of the Company. Principal and accrued interest is due and payable on demand by the lender, which demand may be made at any time, but in no event shall the principal and accrued interest be paid later than 180 days after the date of the borrowing. At December 31, 1998, $400,000 was outstanding under these notes.

LINE OF CREDIT

       In March 1998, the Company renewed its credit agreement with a commercial bank. The agreement provides for borrowings of up to 70% of eligible accounts receivable not to exceed $1,000,000. The revolving credit facility is secured by the assets of the Company and requires the Company to maintain certain quarterly financial ratios and be subject to certain covenants and other usual and customary provisions. The Company's unused borrowing capacity could be restricted by financial operating covenants. Borrowings accrue interest at the

                         Hypermedia Communications, Inc.
                         Notes to Financial Statements


lender's reference rate of prime plus 2.0%, which at December 31, 1998 was 9.75%. The credit facility expires in March 1999. At December 31, 1998, $350,000 was outstanding under this agreement. At December 31, 1998, the Company was not in compliance with certain financial covenants. The entire outstanding balance is payable on demand by the lender.


NOTE 6 - CONVERTIBLE PREFERRED STOCK:

       Convertible Preferred Stock at December 31, 1998, consists of the following:

                                                                       PROCEEDS
                                                          AGGREGATE     NET OF
                                SHARES       SHARES      LIQUIDATION   ISSUANCE
        SERIES                AUTHORIZED   OUTSTANDING     AMOUNT       COSTS
                              ----------   -----------   -----------  ----------
        Series E              8,064,516     8,064,516     $1,000,000  $1,000,000
        Series F                175,000        82,250        250,000     209,000
        Series G                175,000        50,344        100,000      98,000
        Series H                400,000       117,000        250,000     246,000
        Series I                200,000        28,800        450,000     450,000
        Series J                250,000       169,281      1,950,000   1,921,000
        Undesignated            800,000            --             --          --
                             ----------     ---------     ----------  ----------
                             10,064,516     8,512,191     $4,000,000  $3,924,000
                             ==========     =========     ==========  ==========

       The shares of Convertible Preferred Stock have various rights and preferences as follows:

VOTING

       Each share of Series E, F, G, H, I and J Convertible Preferred Stock is entitled to the same number of votes as the number of shares of Common Stock into which the Convertible Preferred Stock is convertible.

DIVIDENDS

       Holders of Series E, F, G, H, I and J Convertible Preferred Stock are entitled to receive dividends at the rate of $0.01, $0.15, $0.10, $0.11, $0.08 and $0.06, respectively, per annum for each outstanding share then held by shareholders, payable in preference and priority to any payment of any dividend on Common Stock, when and if such dividends are declared by the Board of Directors. The Company shall make no distribution to holders of Common Stock until Convertible Preferred Stock dividends have been paid. Dividends are not cumulative and no dividend rights accrue.

LIQUIDATION

       In the event of any liquidation or winding up of the Company, the holders of Series E, F, G, H, I and J Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution to holders of Common Stock, the amounts summarized in the table above, plus an amount equal to all declared but unpaid dividends on such shares. After paying the amounts due the holders of shares of Convertible Preferred Stock, the remaining assets available for distribution shall be distributed ratably to the holders of Common Stock and holders of Convertible Preferred Stock as if fully converted to Common Stock. If assets are insufficient to permit payment in full to the holders of Convertible Preferred Stock, then distribution would be made to the Series J shareholders then to all other Convertible Preferred Stock holders on a pro-rata basis.

                         Hypermedia Communications, Inc.
                         Notes to Financial Statements


CONVERSION

       Each share of Convertible Preferred Stock shall be convertible into Common Stock at the option of the holder. The number of shares of fully paid and nonassessable Common Stock into which each share of Convertible Preferred Stock may be converted shall be determined at the initial purchase price of $0.124 for Series E, $3.04 for Series F, $1.99 for Series G, and $2.14 for Series H. Each share of Series I converts to 10 shares of Common Stock with an initial conversion price of $15.62 per share. Each share of Series J converts to 20 shares of Common Stock with an initial conversion price of $11.52 per share. The conversion price is subject to certain adjustments, as defined, which essentially provide dilution protection for the holders of Convertible Preferred Stock.

NOTE 7 - WARRANTS:

       The following warrants were outstanding at December 31, 1998:

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

NOTE 8 - STOCK COMPENSATION PLANS:

STOCK OPTION PLAN

       In December 1991, the Company adopted the 1991 Stock Option Plan (the "Option Plan"). The Option Plan, which expires in 2001, provides for incentive as well as nonstatutory stock options and stock purchase rights. The Board of Directors may terminate the Option Plan at any time at its discretion. The number of shares of Common Stock reserved for issuance under this plan, as amended, totals 1,400,000 shares.

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

                         Hypermedia Communications, Inc.
                         Notes to Financial Statements


       In February 1998, the Company canceled options to purchase 309,856 shares of Common Stock with exercise prices ranging from $2.13 to $7.75, previously granted to employees, and reissued all such options at an exercise price of $1.13 per share, the fair market value of the Company's Common Stock on that date.

       In April 1994, the Company adopted the 1993 Director Stock Option Plan. The option plan provides for the automatic, nondiscretionary grant of nonstatutory stock options to the Company's nonemployee directors. The terms of the plan are substantially similar to those for nonstatutory options granted under the Company's employee stock option plan. The automatic grant applies to each nonemployee director upon the initial appointment to the board, and annually upon re-election of each nonemployee director by the shareholders. Initial grants were for 25,000 shares and annual grants shall be for 5,000 shares. The shares will vest over four years. The number of shares of Common Stock reserved for issuance under this plan, as amended, totaled 150,000 shares. At December 31, 1998, 175,000 shares were issued, of which 6,250 were exercisable.

       For the purposes of complying with the disclosure provisions of SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0.0%, expected volatility of 70.0% and expected lives of five years for all years and risk free rates of 4.8%, 6.4% and 6.4%.

       Activity under both the 1991 Stock Option Plan and the 1993 Director Stock Option Plan is as follows:

                                         1998                 1997                1996
                                   ------------------  ------------------  ------------------
                                            WEIGHTED-           WEIGHTED-           WEIGHTED-
                                            AVERAGE             AVERAGE             AVERAGE
                                            EXERCISE            EXERCISE            EXERCISE
                                   SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                   ------    -----     ------    -----     ------    -----
Outstanding at beginning of year   637,544   $3.35     554,544   $3.83     442,565   $4.43
Granted                            869,356    1.05     198,500    2.77     165,000    2.60
Exercised                               --      --          --      --      (7,571)   0.28
Canceled                          (603,856)   3.01    (115,500)   4.64     (45,450)   5.74
                                  --------            --------             -------
Outstanding at end of year         903,044    1.38     637,544    3.35     554,544    3.83
                                  ========            ========             =======
Options exercisable at year end    187,937             328,828             306,911
                                  ========            ========             =======
Weighted-average fair value of
options granted during the year              $0.66                $1.75               $1.66
                                             =====                =====               =====

       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 1998:

                                 WEIGHTED-      WEIGHTED-              WEIGHTED-
                    NUMBER        AVERAGE        AVERAGE     NUMBER     AVERAGE
  RANGE OF       OUTSTANDING     REMAINING      EXERCISE   EXERCISABLE EXERCISE
EXERCISE PRICES  AT 12/31/98  CONTRACTUAL LIFE   PRICE    AT 12/31/98    PRICE
---------------  -----------  ----------------   -----    -----------    -----

  $0.19-0.28        76,089         8.8 years     $0.26       64,089      $0.28
  $0.88-1.13       650,856         9.3           $1.07          500      $1.13
  $2.13-3.00       164,099         7.4           $2.67      111,348      $2.60
  $7.25-8.50        12,000         4.7           $7.77       12,000      $7.77
                   -------                                  -------
                   903,044                                  187,937
                   =======                                  =======

                         Hypermedia Communications, Inc.
                         Notes to Financial Statements


       Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net loss would have been as follows:

                                                 YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1998           1997          1996
                                        -----------    -----------    ---------
       Net loss:
         As reported                    $(2,826,000)   $  (886,000)   $(291,000)
         Pro forma                      $(2,899,000)   $(1,040,000)   $(368,000)

       Net loss per share, basic and diluted:
         As reported                    $     (0.88)   $     (0.28)   $   (0.10)
         Pro forma                      $     (0.91)   $     (0.33)   $   (0.12)

       Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

1996 EMPLOYEE STOCK PURCHASE PLAN

       During 1996, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees to contribute up to 15% of their base compensation to purchase Common Stock of the Company at 85% of fair market value and are subject to approval by the Board of Directors. The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Purchase Plan shall be 150,000 shares, subject to changes in the Company's capitalization. As of December 31, 1998, no shares were issued under the Purchase Plan.

NOTE 9 - INCOME TAXES:

       No provision for federal and state income taxes has been recorded as the Company incurred net operating losses through December 31, 1998. At December 31, 1998, the Company had net operating loss carryforwards of approximately $14,000,000 for federal and state income tax purposes, respectively, which may be utilized to reduce future taxable income in various amounts through 2013, subject to certain limitations. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period. As a result of prior financings which resulted in such an ownership change in April 1990, approximately $500,000 of the Company's net operating loss carryforwards are limited to usage of approximately $50,000 per year.

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

                         Hypermedia Communications, Inc.
                         Notes to Financial Statements


       Deferred tax assets (liabilities) are composed of the following:

                                                            DECEMBER 31,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
       Net operating loss carryforwards            $ 5,400,000      $ 4,300,000
       Allowance for doubtful accounts                  40,000           40,000
       Other                                            50,000           60,000
                                                   -----------      -----------
       Gross deferred tax assets                     5,490,000        4,400,000
       Gross deferred tax liabilities                 (150,000)        (200,000)
       Deferred tax asset valuation allowance       (5,340,000)      (4,200,000)
                                                   -----------      -----------

       Net deferred tax asset                      $        --      $        --
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

NOTE 10 - COMMITMENTS:

       The Company leases office space under a noncancelable operating lease which expires in April 2000. Future minimum lease payments under noncancelable operating leases are as follows:

       YEAR ENDED
       DECEMBER 31,

          1999                                                   $301,456
          2000                                                    107,804
          2001                                                     11,472
          2002                                                     11,472
          2003                                                      8,604
          Thereafter                                                   --
                                                                 --------

                                                                 $440,808
                                                                 ========

       Total rental expense under operating leases was $313,000, $254,000 and $174,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 11 - SUBSEQUENT EVENTS:

       In March 1999, the Company entered a revolving credit facility agreement with a financial institution that provides for borrowings of up to 80% of eligible accounts receivable, not to exceed $600,000. This revolving credit facility is secured by the Company's accounts receivable.

                         HYPERMEDIA COMMUNICATIONS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



                         Balance at                                Balance at
                         December 31,                              December 31,
Description                  1997        Additions     Deductions      1998
------------------------------------------------------------------------------
Allowance for doubtful
accounts receivable      $  110,000     $  168,000     $(203,000)   $   75,000

Deferred tax asset
valuation allowance      $4,200,000     $1,140,000     $      --    $5,340,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HYPERMEDIA COMMUNICATIONS, INC.


Dated: March 29, 1999            By: /s/ Kenneth Klein
                                    --------------------------------------------
                                    Kenneth Klein, Vice President of Finance
                                    and Administration,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Landry and Kenneth Klein, or either of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
      Signature                             Title                                   Date
 -------------------------   ---------------------------------------------      --------------
/s/ Richard Landry           Chairman of the Board of Directors, President,     March 29, 1999
---------------------------  Chief Executive Officer, Publisher and
    Richard Landry           Director (Principal Executive Officer)

/s/ Kenneth Klein            Vice President of Finance and Administration       March 29, 1999
---------------------------  and Chief Financial Officer (Principal
    Kenneth Klein            Financial and Accounting Officer)

/s/ John Griffin             Director                                           March 29, 1999
---------------------------
    John Griffin

/s/ Michael Kaufman          Director                                           March 29, 1999
---------------------------
    Michael Kaufman

/s/ Greg Lahann              Director                                           March 29, 1999
---------------------------
    Greg Lahann

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------

3.1a(6)   Amended  and  Restated  Articles  of  Incorporation  filed  as of June
          2,1998.
3.1b(6) Certification of Correction of Amended and Restated Articles of Incorporation filed as of July 2, 1998
3.1c(4) Certificate of Determination of Preferences of Series of F Preferred Stock of the Registrant.
3.1d(5) Certificate of Determination of Preferences of Series of H Preferred Stock of the Registrant.
3.1e(5) Certificate of Determination of Preferences of Series of I Preferred Stock of the Registrant.
3.1f(5) Certificate of Determination of Preferences of Series of J Preferred Stock of the Registrant.
3.2(1)    Bylaws of the Registrant.
4.1(1)    Specimen Common Stock Certificate.
4.2(1) Common Stock Warrant, dated December 18, 1989, issued by the Registrant to MK Global Ventures.
4.5(1) Common Stock Warrant, dated March 16, 1993, issued by the Registrant to David Bunnell.
4.6(1) Common Stock Warrant, dated March 16, 1993, issued by the Registrant to Dr. Eugene Duh.
4.7(1) Form of Subscription Agreement entered into in connection with the Bridge Financing.
4.8(1) Form of Common Stock Warrant issued to investors pursuant to the Bridge Financing.
4.9(2) Representative's Warrant, dated March 9, 1993, issued by the Registrant to Barington Capital Group, L.P.
4.10(1) Modification Agreement, dated October 30, 1990, between the Registrant, MK Global Ventures, MK Global Ventures II and Edward Alpern, as amended by First Amendment to Modification Agreement and
          Written Consent, dated September 15, 1992, Second Amendment to Modification Agreement, dated October 15, 1992 and Third Amendment to Modification Agreement and Written Consent, dated December 1, 1992.
4.11(1) Co-Sale Agreement, dated April 18, 1990, between the Registrant, MK Global Ventures, MK Global Ventures II, Davison Associates, Edward Alpern, Louis Casabianca and Harry Miller.
4.12(3)   1991 Stock Plan and forms of agreements thereunder, as amended.
4.13(3) 1993 Director Option Plan and form of agreement thereunder, as amended.
4.14(4) Common Stock Warrant, dated February 9, 1994 and as amended March 19, 1997, issued by the Registrant to Imperial Bank.
4.15(3) Common Stock Warrant, dated September 14, 1994, issued by the Company to MK Global Ventures II.
4.16(4) Series F Preferred Stock Purchase Agreement, dated March 12, 1996, between the Registrant and MK GVD Fund.
4.17(4) Common Stock Warrant, dated November 26, 1996 issued by the Reigistrant to MK GVD Fund.
4.18(5) Series G Preferred Stock Purchase Agreement, dated July 3, 1996, between the Registrant and MK GVD Fund.
4.19(5) Series H Preferred Stock Purchase Agreement, dated September 18, 1997, between the Registrant and MK GVD Fund.

4.20(5) Series I Preferred Stock Purchase Agreement, dated December 23, 1997, between the Registrant and MK GVD Fund.
4.21(5) Series J Preferred Stock Purchase Agreement, dated February 19, 1998, between the Registrant and MK GVD Fund.
10.1(1)   Form of Indemnification Agreement for directors and officers.
10.2(1) $5,000.07 Subordinated Promissory Note, dated April 18, 1990, issued by the Registrant to Edward Alpern.
10.3(1) $5,000.07 Subordinated Promissory Note, dated October 22, 1991, issued by the Registrant to Amerinda Alpern.
10.4(1) Lease Agreement, dated February 21, 1991, between the Registrant and Spieker Partners.
10.5(2) Amendment #1 to Lease Agreement, dated June 11, 1993, between the Registrant and Spieker - Singleton #68 Limited.
10.6(2)   Consulting Agreement with Barington Capital Group, L.P.
10.7(1)   Shareholder's Voting Agreement.
10.8(5) Security and Loan Agreement, dated March 19, 1998, between the Registrant and Imperial Bank.
10.9 $100,000 Subordinated Promissory Note, dated November 25,1998 issued by the Registrant to MK GVD Fund.
10.10 $150,000 Subordinated Promissory Note, dated December 15, 1998 issued by the Registrant to MK GVD Fund.
10.11 $150,000 Subordinated Promissory Note, dated December 29, 1998 issued by the Registrant to MK GVD Fund
10.12 Security and Loan Agreement, dated March 16, 1999, between the Registrant and Business Finance.
11.1      Computation of net loss per share.
23.1      Consent of Independent Accountants
24.1      Power of Attorney (see page 46).
27.1      Financial Data Schedule

----------
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1, as amended (No. 33-60548), declared effective on March 9, 1993.
(2) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K filed March 25, 1994.
(3) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K filed March 29, 1995.
(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 28, 1997.
(5) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 27, 1998
(6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed August 14, 1998