Form 10-Q
period 1999-03-31
HYPERMEDIA COMMUNICATIONS INC
filed 1999-05-14
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)
   X     Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
 -----   Exchange Act of 1934

         For the quarterly period ended March 31, 1999

                                       or

         Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
 -----   Exchange Act of 1934

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


901 Mariner's Island Blvd., Suite 365,
-------------------------------------
          San Mateo, California                                94404
          ---------------------                                -----
(Address of principal executive offices)                     (Zip Code)

                                 (650) 573-5170
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


As of May 5, 1999, 3,200,137 shares of the Registrant's common stock were issued and outstanding.

                                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                         HYPERMEDIA COMMUNICATIONS, INC.
                                                  BALANCE SHEET

                                                                                    March 31,      December 31,
                                                                                      1999            1998
                                                                                   ------------    ------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
                 Cash and Cash equivalents                                         $      3,000    $    182,000
                 Accounts receivable, net of allowance for
                    doubtful accounts of $115,000 and $75,000                           795,000         642,000
                 Prepaid expenses and other assets                                      500,000         522,000
                                                                                   ------------    ------------
                    Total current assets                                              1,298,000       1,346,000

Property and equipment, net                                                             327,000         364,000
                                                                                   ------------    ------------
                                                                                   $  1,625,000    $  1,710,000
                                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
                 Accounts payable                                                  $    579,000    $    564,000
                 Accrued liabilities                                                    233,000         257,000
                 Deferred revenue                                                        22,000          18,000
                 Note payable - related party                                         1,000,000         400,000
                 Note payable - line of credit                                          409,000         350,000
                                                                                   ------------    ------------
                    Total current liabilities                                         2,243,000       1,589,000

Shareholders' equity (deficit):
                 Convertible Preferred Stock, $.001 par value; 10,064,516
                   shares authorized; 8,512,191 shares
                   issued and outstanding                                             3,924,000       3,924,000
                 Common Stock, $.001 par value; 50,000,000 shares
                   authorized; 3,200,137 shares issued and
                   outstanding                                                       10,427,000      10,427,000
                 Accumulated deficit                                                (14,969,000)    (14,230,000)
                                                                                   ------------    ------------
                    Total shareholders' equity (deficit)                               (618,000)        121,000
                                                                                   ------------    ------------
                                                                                   $  1,625,000    $  1,710,000
                                                                                   ============    ============

                      See the accompanying notes to these condensed financial statements.

                                                       1

                         HYPERMEDIA COMMUNICATIONS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                    ---------------------------
                                                         1999           1998
                                                     -----------    -----------

Revenues                                             $ 1,170,000    $ 1,754,000

Expenses:
         Editorial                                       269,000        283,000
         Production                                      405,000        503,000
         Circulation                                     425,000        524,000
         Sales and marketing                             522,000        526,000
         Product development                                --           12,000
         General and administrative                      257,000        271,000
                                                     -----------    -----------
                Total expenses                         1,878,000      2,119,000
                                                     -----------    -----------

Loss from operations                                    (708,000)      (365,000)

Interest and other expense, net                           31,000          5,000
                                                     -----------    -----------
Net loss                                             ($  739,000)   ($  370,000)
                                                     ===========    ===========

Net loss per share, basic and diluted (Note 2)       ($     0.23)   ($     0.12)
                                                     ===========    ===========

Weighted average shares                                3,200,137      3,200,137
                                                     ===========    ===========


       See the accompanying notes to these condensed financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                    ---------------------------
                                                         1999           1998
                                                     -----------    -----------

Cash flow from operating activities:
    Net loss                                         ($  739,000)   ($  370,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                       44,000         56,000
      Allowance for doubtful accounts                     40,000         21,000
      Change in assets and liabilities:
           Accounts receivable                          (193,000)      (361,000)
           Prepaid expenses and other assets              22,000        (21,000)
           Accounts payable                               15,000       (136,000)
           Accrued liabilities                           (24,000)       (34,000)
           Deferred revenue                                4,000         (4,000)
                                                     -----------    -----------
Net cash used in operating activities                   (831,000)      (849,000)
                                                     -----------    -----------

Net cash used in investing activities for:
    Purchase of fixed assets                              (7,000)       (30,000)
                                                     -----------    -----------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock               --        1,380,000
    Proceeds from notes payable - related party          600,000           --
    Proceeds from notes payable - line of credit         409,000           --
    Repayment of line of credit                         (350,000)          --
                                                     -----------    -----------
Net cash provided by financing activities                659,000      1,380,000
                                                     -----------    -----------

Net increase (decrease) in cash                         (179,000)       501,000

Cash at beginning of period                              182,000        269,000
                                                     -----------    -----------

Cash at end of period                                $     3,000    $   770,000
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest         $    10,000    $     5,000
                                                     ===========    ===========

       See the accompanying notes to these condensed financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial statements of HyperMedia Communications, Inc. (the "Company") as of March 31, 1999 and 1998 and for the three months then ended are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1998 and notes thereto included in the Company's annual report on Form 10-K. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the entire year.

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


NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is based upon the weighted average number of outstanding shares of Common Stock. Common stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been excluded from the computation for the three months ended March 31, 1999 and 1998 as their effect is anti-dilutive.

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

General

HyperMedia  Communications,  Inc.  (the  "Company"  or  "HyperMedia"),  provides integrated information services to the corporate digital content market. "Digital content" is information created using computer-based video, audio, graphics, animation and Internet technologies. Companies use digital content in building brand awareness through marketing, advertising, promotions, corporate presentations and sales and technical training. Corporate digital content creators utilize a wide array of digital communications technologies, including Internet development tools and services, desktop and portable personal computers, workstations, servers, audio/video compression and editing equipment, graphics hardware and software, high-density storage devices and video conferencing systems. Digital media output is actively employed in a broad range of businesses and disciplines, such as brand identity (including presentations, training and collateral), advertising, publishing, brand merchandising, entertainment, and electronic commerce

HyperMedia publishes NewMedia Magazine ("NewMedia"), the largest publication serving the corporate digital content market, serving more than 215,000 digital content professionals. According to a recent analysis conducted for the Company by BPA International ("BPA") of NewMedia subscriber demographic data, the average subscriber to the publication has represented that they are personally involved in the purchase of approximately $1,000,000 worth of digital content-related hardware, software and services in a twelve-month period. NewMedia's mission is to give its readers the tools to be successful digital content professionals by identifying the newest products, technologies and strategies that will keep their businesses competitive.* Revenue from NewMedia is derived primarily through the sale of advertisements in the magazine.


--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

HyperMedia also produces the NewMedia INVISION Awards Festival, the largest juried digital media competition in the world. The program seeks out the highest achievements in digital content creation for business, entertainment, marketing, government and education. The 1998 NewMedia INVISION Festival included its gallery of award-winning entries, an evening International showcase of digital content produced on four continents, and a two-day Digital Insight conference.

HyperMedia also publishes newmediaocom, an award-winning World Wide Web site of news, information, and product buying services for the digital content creation market. The site features "ioServ," an innovative electronic reader service capability that uses the immediacy and interactivity of the Web to respond to readers' product information requests in minutes instead of months.*

In December 1998, HyperMedia launched the NewMedia Business Solutions Series, a series of custom-published supplements to NewMedia magazine that focuses on emerging technologies and trends in the field of digital content. Custom-published supplements include paid, sponsored editorial content plus advertising, and are written to the specifications of one or more sponsors.

Results of Operations

The Company's revenues, consisting primarily of advertising in NewMedia magazine were $1,170,000 and $1,754,000 for the quarters ended March 31, 1999 and 1998, respectively. Approximately seventy percent of the decrease in revenues is due to the reduction in publishing frequency of NewMedia magazine from four issues per quarter to three. The remaining decreases in revenues is due to a decline in advertising sales in NewMedia. The Company believes that the decrease in advertising revenue is related to a number of market factors, including the migration of digital content development from CD-ROM based media to the Internet, shifts in the Macintosh hardware and software market, as digital content creators make a transition toward increased use of Windows based workstations and an industry-wide decline in digital media advertisers.*

The Company's total expenses were $1,878,000 and $2,119,000 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in expenses was primarily due to the reduction in issues, from four to three, produced in the quarter.

The net loss for the first three months of 1999 was $739,000 as compared to the loss of $370,000 for the first three months of 1998. The increase in net loss in the first quarter of 1999 as compared to 1998 is primarily a result of reduction in the publishing frequency

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

of NewMedia magazine from four issues per quarter to three and a decline in advertising sales in NewMedia.

Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $269,000 and $283,000 for the quarters ended March 31, 1999 and 1998, respectively. The reduction in editorial expenses is primarily a result of the reduction in publishing frequency of NewMedia magazine from four issues per quarter to three.

Production expenses, including costs for design, materials and printing of the Company's publications, were $405,000 and $503,000 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in production expenses is primarily due to the reduction in publishing frequency of NewMedia magazine from four issues per quarter to three. Production expenses are expected to increase slightly during the balance of 1999, as the result of the company's custom publishing strategy.*

Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the cost to acquire and certify the company's subscriber, were $425,000 and $524,000 for the quarters ended March 31, 1999 and 1998, respectively. The Company capitalizes its circulation development expenditures which consist of external costs incurred by the company to acquire and certify its list of qualified subscribers for each upcoming year and amortizes them over a 12 month period. The decrease in circulation expenses is primarily due to the reduction in publishing frequency of NewMedia magazine from four issues per quarter to three and a smaller amount of circulation development expenditure amortization included in the quarter versus the same period in 1998. General cost control programs also contributed to the decrease in expenses.

Sales and marketing expenses were $522,000 and $526,000 for the quarters ended March 31, 1999 and 1998, respectively. Slightly higher sales expense resulting from increased compensation expenses and sales promotional activities were offset by general cost reduction programs and reduced marketing costs in the quarter.

Product development expenses were $0 and $12,000 for the quarters ended March 31, 1999 and 1998, respectively and consisted of costs incurred in the development of new products, including the Internet World Wide Web site, newmedia.com.

General and administrative expenses were $257,000 and $271,000 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in the quarter as compared to 1998 was due primarily to general cost reduction programs and slightly lower depreciation


-------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

Liquidity and Capital Resources


         At March 31, 1999, the Company had a working capital deficit of approximately ($945,000), and its principal source of liquidity consisted of approximately $3,000 in cash, a revolving credit facility and funds loaned to it by its major shareholder MK Global Ventures, in association with its MK GVD Fund.

The Company signed an agreement in March 1999 with a new lender which provides a new line of credit. The revolving credit facility, which has a one year term, provides for borrowings of up to 80% of eligible receivables not to exceed $600,000. The credit facility is secured by the Company's accounts receivable. Borrowings accrue interest at the lenders reference rate of prime plus 4 percent per annum, which at March 31, 1999 was 11.75 percent. At March 31, 1999 $409,000 was outstanding under this facility and an additional $81,000 was available for borrowing.

Borrowings from its major shareholder accrue interest at a rate of 10 percent per annum and are secured by the assets of the company. Principal and accrued interest is due and payable on demand, by the lender, which demand may be made at any time, but in no event shall the principle and interest be paid later than 180 days after the date of the borrowing. At March 31, 1999 $1,000,000 was outstanding under these notes. Repayments on these notes, if not refinanced, are scheduled to begin May 1999 and continue through September 1999.

Capital expenditures for 1999 were $7,000 compared to $30,000 for 1998. These expenditures primarily consist of desktop PC replacements and software upgrades. The Company has not made or committed to make significant capital expenditures in 1999 but may make such expenditures in the future.*

The Company expects that it will continue to require significant amounts of cash to finance future operations. During the three months ended March 31, 1999 and 1998 net cash used in operating activities totaled $831,000 and $849,000 respectively. The Company is currently seeking additional financing and believes that sufficient cash can be obtained from its new line of credit, and borrowings from its major shareholder such that the Company will meet its cash requirements for at least the next 12 months. However, there can be no assurance that the Company's anticipation of its cash requirements for the next 12 months will be correct and that the Company will be able to raise the necessary funds on terms acceptable to the Company.

----------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

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

----------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

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

Among the factors that could cause actual results to differ materially are those listed below and those listed in the Company's SEC reports including but not limited to the annual report on Form 10-K for the year ended December 31, 1998.


Factors Affecting Operating Results and Market Price of Stock

         History of Losses and Accumulated Deficits

         The Company incurred total net losses of $14,969,000 from inception to March 31, 1999 including net losses of $739,000 for the quarter ended March 31, 1999. The Company expects to incur losses for the remainder of 1999, as it continues to promote and expand its current publications and develop and launch new products.* There can be no assurance that the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia, maintain the circulation base of NewMedia, have a productive advertising sales force that includes recently-hired sales people, control its costs, and successfully implement its marketing and product strategy in relation to the corporate digital content creation marketplace.* There can be no assurance that the Company will be successful in any of these efforts.

         1999 Publishing Strategy; Sales and Marketing Strategy

         The key elements of the Company's 1999 publishing strategy are to focus on the professional market for digital content creation, to maintain the stringent minimum qualification criteria that potential subscribers were required to meet in order to qualify for a subscription, and to maintain the guaranteed circulation base of 215,000 qualified NewMedia readers.* In addition, the Company is focusing on custom publishing activities, online advertising and its event business to increased revenues.* Certain components of production, marketing and editorial expenses associated with these strategies will increase.* There can be no assurance that the Company's strategy will

---------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

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

         Preferred Stock Conversion, Dividend and Liquidation Features. The Company's Articles of Incorporation currently authorize the Company to issue 10,064,516 shares of preferred stock, of which 8,512,191 shares of preferred stock are currently issued and outstanding (the "Preferred Stock"). The Preferred Stock, as of March 31, 1999, is convertible into 8,681,402 shares of the Company's Common Stock. The liquidation, dividend and conversion features of the currently outstanding Preferred Stock are as follows.

---------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

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

         Control By Principal Stockholders

         The Company's principal stockholders, MK Global Ventures II and its affiliate MK GVD Fund (together, the "MK Entities"), together beneficially own over 83% of the outstanding Common Stock (assuming conversion of all outstanding Preferred Stock in Common Stock). In addition, the MK Entities have two representatives on the three-person Board of Directors of the Company. Accordingly, the MK Entities will be able to determine the composition of the Company's Board of Directors, will retain voting power to approve all matters requiring stockholder approval and will continue to have significant influence over the affairs of the Company. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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

         Risks Associated With Sales and Marketing Strategy

         The Company's ability to achieve future profitability depends upon the success of the Company's strategy to retain sales personnel in key markets and to increase the productivity of existing sales personnel.* In July 1998, the Company hired a new Publisher. The Company also hired additional advertising personnel in the first and second quarters of 1998. Additionally, the Company completed a realignment of its sales force. As part of these changes, the company dedicated specific sales personnel to new revenue opportunities in custom publishing, online advertising, and conferences and focused it remaining sale personnel on strategic accounts and vertical technology selling. New sales personnel typically take from six to nine months to become fully productive, and therefore the Company's operating results during such time may be adversely affected by the hiring of such personnel. In addition, there can be no assurance that such

-------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

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

----------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

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



-----------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               4.1 $140,000 Subordinated Promissory Note, dated January 15, 1999 issued by the Registrant to MK GVD Fund.

               4.2 $110,000 Subordinated Promissory Note, dated January 28, 1999 issued by the Registrant to MK GVD Fund.

               4.3 $175,000 Subordinated Promissory Note, dated February 16, 1999 issued by the Registrant to MK GVD Fund.

               4.4 $75,000 Subordinated Promissory Note, dated February 26, 1999 issued by the Registrant to MK GVD Fund.

               4.5 $100,000 Subordinated Promissory Note, dated March 31, 1999 issued by the Registrant to MK GVD Fund.

               27.1      Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1999.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May  13, 1999            HyperMedia Communications, Inc.


                                  By: \s\ Kenneth Klein
                                  Kenneth Klein, Vice President of Finance
                                  and Administration, Chief Financial Officer
                                  and Secretary
                                  (Principal Financial and Accounting Officer)