Form 10-Q
period 1999-06-30
HYPERMEDIA COMMUNICATIONS INC
filed 1999-08-13
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999
                                                             -------------
                                       or

         Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 For the transition period from     to     .
                                                            -----  -----
Commission File Number  1-11624
                        -------


                         HyperMedia Communications, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         California                                           94-3104247
-------------------------------                              ------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                             Identification No.)


901 Mariner's Island Blvd., Suite 365,
--------------------------------------
          San Mateo, California                                    94404
          ---------------------                                    -----
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

As of August 5, 1999, 3,200,137 shares of the Registrant's common stock were issued and outstanding.

                                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                     HYPERMEDIA COMMUNICATIONS, INC.
                                              BALANCE SHEET
                                                                                           June 30,      December 31,
                                                                                             1999            1998
                                                                                         ------------    ------------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
      Cash and Cash equivalents                                                          $     33,000    $    182,000
      Accounts receivable, net of allowance for
           doubtful accounts of $106,000 and $75,000                                          572,000         642,000
      Prepaid expenses and other assets                                                       467,000         522,000
                                                                                         ------------    ------------
                     Total current assets                                                   1,072,000       1,346,000

Property and equipment, net                                                                   292,000         364,000
                                                                                         ------------    ------------
                                                                                         $  1,364,000    $  1,710,000
                                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                                   $    753,000    $    564,000
      Accrued liabilities                                                                     339,000         257,000
      Deferred revenue                                                                         19,000          18,000
      Note payable - related party                                                          1,726,000         400,000
      Note payable - line of credit                                                           173,000         350,000
                                                                                         ------------    ------------
                     Total current liabilities                                              3,010,000       1,589,000
                                                                                         ------------    ------------

Shareholders' equity (deficit):
      Convertible Preferred Stock, $.001 par value; 10,064,516
          shares authorized;8,512,191 shares
          issued and outstanding                                                            3,924,000       3,924,000
      Common Stock, $.001 par value; 50,000,000 shares
          authorized; 3,200,137 shares issued and
          outstanding                                                                      10,427,000      10,427,000
      Accumulated deficit                                                                 (15,997,000)    (14,230,000)
                                                                                         ------------    ------------
                     Total shareholders' equity (deficit)                                  (1,646,000)        121,000
                                                                                         ------------    ------------
                                                                                         $  1,364,000    $  1,710,000
                                                                                         ============    ============

                        See the accompanying notes to these condensed  financial statements.


                                      HYPERMEDIA COMMUNICATIONS, INC.
                                          STATEMENT OF OPERATIONS
                                                (UNAUDITED)


                                                 Three months ended June 30,    Six months ended June 30,
                                                 --------------------------    --------------------------
                                                     1999           1998           1999           1998
                                                 -----------    -----------    -----------    -----------
Revenues                                         $   948,000    $ 1,329,000    $ 2,118,000    $ 3,083,000
                                                 -----------    -----------    -----------    -----------

Operating expenses:
      Editorial                                      258,000        239,000        527,000        522,000
      Production                                     386,000        381,000        791,000        884,000
      Circulation                                    428,000        471,000        853,000        995,000
      Sales and marketing                            543,000        553,000      1,065,000      1,079,000
      Product development                               --           11,000           --           23,000
      General and administrative                     319,000        232,000        576,000        503,000
                                                 -----------    -----------    -----------    -----------

         Total operating expenses                  1,934,000      1,887,000      3,812,000      4,006,000
                                                 -----------    -----------    -----------    -----------

Loss from operations                                (986,000)      (558,000)    (1,694,000)      (923,000)

Interest and other expense, net                       42,000         (3,000)        73,000          2,000
                                                 -----------    -----------    -----------    -----------

Net loss                                         ($1,028,000)   ($  555,000)   ($1,767,000)   ($  925,000)
                                                 ===========    ===========    ===========    ===========

Net loss per share, basic and diluted (Note 2)   ($     0.32)   ($     0.17)   ($     0.55)   ($     0.29)
                                                 ===========    ===========    ===========    ===========

Weighted average shares                            3,200,137      3,200,137      3,200,137      3,200,137
                                                 ===========    ===========    ===========    ===========

                  See the accompanying notes to these condensed  financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (UNAUDITED)
                                                     Six months ended June 30,
                                                    --------------------------
                                                        1999           1998
                                                    -----------    -----------
Cash flow from operating activities:
    Net loss                                        ($1,767,000)   ($  925,000)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                     86,000        114,000
       Allowance for doubtful accounts                   31,000         33,000
       Change in assets and liabilities:
           Accounts receivable                           39,000         (4,000)
           Prepaid expenses and other assets             55,000        (51,000)
           Accounts payable                             189,000       (284,000)
           Accrued liabilities                           82,000       (126,000)
           Deferred revenue                               1,000         23,000
                                                    -----------    -----------
Net cash used in operating activities                (1,284,000)    (1,220,000)
                                                    -----------    -----------

Net cash used in investing activities for:
    Purchase of fixed assets                            (14,000)       (87,000)
                                                    -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock              --        1,925,000
    Proceeds from notes payable - related party       1,326,000           --
    Proceeds from notes payable - line of credit        173,000           --
    Repayment of line of credit                        (350,000)          --
                                                    -----------    -----------
Net cash provided by financing activities             1,149,000      1,925,000
                                                    -----------    -----------

Net increase (decrease) in cash                        (149,000)       618,000

Cash at beginning of period                             182,000        269,000
                                                    -----------    -----------

Cash at end of period                               $    33,000    $   887,000
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest        $    19,000    $     2,000
                                                    ===========    ===========

    See the accompanying notes to these condensed  financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial statements of HyperMedia Communications, Inc. (the "Company") as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1998 and notes thereto included in the Company's annual report on Form 10-K. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results expected for the entire year.

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


NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is based upon the weighted average number of outstanding shares of Common Stock. Common stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been excluded from the computation for the three month periods ended June 30, 1999 and 1998 and for the six month periods ended June 30, 1999 and 1998 as their effect is anti-dilutive.

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

HyperMedia also produces the NewMedia INVISION Awards Festival, the largest juried digital media competition in the world. The program seeks out the highest achievements in digital content creation for business, entertainment, marketing, government and education. The 1998 NewMedia INVISION Festival included its gallery of award-winning entries, an evening International showcase of digital content produced on four continents and a two-day Digital Insight conference.

HyperMedia also publishes newmediaocom, an award-winning World Wide Web site of news, information, and product buying services for the digital content creation market. The Company intends to further enhance and develop its web site presence.*

In December 1998, HyperMedia launched the NewMedia Business Solutions Series, a series of custom-published supplements to NewMedia magazine that focuses on emerging technologies and trends in the field of digital content. Custom-published supplements include paid, sponsored editorial content plus advertising, and are written to the specifications of one or more sponsors.

Results of Operations

The Company's revenues, consisting primarily of advertising in NewMedia magazine were $948,000 and $1,329,000 for the quarters ended June 30, 1999 and 1998, respectively, and $2,118,000 and $3,083,000 for the six months then ended, respectively.

The decline in revenues for the quarter ended June 30, 1999 from the same period last year is primarily due to a decline in advertising sales in NewMedia. The Company believes that the decrease in advertising revenue is related to a number of market factors, including the migration of digital content development from CD-ROM based media to the Internet, shifts in the Macintosh hardware and software market as digital content creators make a transition toward increased use of Windows based workstations and an industry wide decline in digital media advertising.*

Additionally a reduction in the publishing frequency of NewMedia magazine from four issues to three per quarter, which occurred in the first quarter contributed approximately $400,000 to the revenue decline for the six months ended June 30, 1999 when compared to the same period a year ago.

The Company's total operating expenses were $1,934,000 and $1,887,000 for the quarters ended June 30, 1999 and 1998, respectively and $3,812,000 and 4,006,000 for the six months then ended, respectively. Lower production and circulation costs associated with the reduction in issues published in 1999 and general cost control measures contributed to a 5% decline in expenses for the six months ended June 30, 1999


---------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

over the same period last year. Expenses for the quarter ended June 30, 1999 were up 2% over the same period last year due to increased general costs associated with running the business.

The Company reported a net loss for the quarter ended June 30, 1999 and 1998 of $1,028,000 and $555,000, respectively. The net loss for the first six months of 1999 was $1,767,000 as compared to a loss of $925,000 for the first six months of 1998. For the quarter ended June 30, 1999, the increased loss as compared to the same period in 1998 was due to a decline in advertising sales in NewMedia, slightly higher expenses and an increase in interest expense The increase in net loss for the first six months of 1999 as compared to the same period in 1998 is primarily a result of reduced revenues due to the change in the publishing frequency of NewMedia magazine from four issues to three per quarter and a decline in advertising sales in NewMedia partially offset by reduced expenses. Higher interest expense resulting from an increase in borrowing also contributed to the increase loss.

Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $258,000 and $239,000 for the quarters ended June 30, 1999 and 1998, respectively and $527,000 and $522,000 for the six months then ended. The increase in editorial expenses for the quarter ended June 30, 1999 and the six months then ended as compared to 1998, is primarily a result of the additional fees paid to writers for the NewMedia Business Solution Series, a series of custom-publishing supplements to NewMedia magazine. For the first six months of 1999 this increase was partially off-set by a decline in editorial expenses due to the reduction in publishing frequency of NewMedia magazine from four issues to three per quarter.

Production expenses, including costs for design, materials and printing of the Company's publications, were $386,000 and $381,000 for the quarters ended June 30, 1999 and 1998, respectively and $791,000 and $884,000 for the six months then ended. The decrease in production expenses for the first six months of 1999 as compared to 1998, is primarily due to the reduction in publishing frequency of NewMedia magazine from four issues per quarter to three.

Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the cost to acquire and certify the company's subscribers, were $428,000 and $471,000 for the quarters ended June 30, 1999 and 1998, respectively and $853,000 and $995,000 for the six months then ended. The Company capitalizes its circulation development expenditures which consist of external costs incurred by the company to acquire and certify its list of qualified subscribers for each upcoming year and amortizes them over a 12-month period. The decrease in circulation expenses for the first six months of 1999 as compared to the same period in 1998 is primarily due to the reduction in publishing frequency of NewMedia magazine from four issues per quarter to three and a smaller amount of circulation development expenditure amortization included in the quarter versus the same period in 1998. General cost control programs also contributed to the decrease in expenses. For the quarter ended June 30, 1999, the reduction in expenses as compared to the same period in 1998 is due to smaller amount of circulation development expenditure amortization included in the quarter versus the same period in 1998 and general cost control programs.

Sales and marketing expenses were $543,000 and $553,000 for the quarters ended June 30, 1999 and 1998, respectively, and $1,065,000 and $1,079,000 for the six months then ended. The decline in expenses for both the quarter ended June 30, 1999 and the first six months of 1999, as compared to the same periods in 1998 was due to reduced commission expense on lower revenues and general cost control programs. This expense reduction was partially offset by higher compensation and consulting expenses.

Product development expenses were $0 and $11,000 for the quarters ended June 30, 1999 and 1998, respectively and $0 and $23,000 for the six months then ended. These expenses consisted of costs incurred in the development of new products, including the World Wide Web site, newmedia.com. The Company continues to evaluate new product opportunities and may make addition expenditures during the remainder of 1999*. However, there can be no assurance that such products, if developed, will be profitable.

General and administrative expenses were $319,000 and $232,000 for the quarters ended June 30, 1999 and 1998, respectively and $576,000 and $503,000 for the six months then ended. The increase in expense for both the quarter and the first six months of 1999 as compared to the same periods in 1999 was due to increased general costs associated with running the business.

Interest and other expenses were $42,000 and ($3,000) for the quarter ended June 30, 1999 and 1998, respectively and $73,000 and $2,000 for the six months then ended. These expenses were primarily interest expense associated with the Company's increased borrowing in 1999.

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

Liquidity and Capital Resources


         At June 30, 1999, the Company had a working capital deficit of approximately ($1,938,000) and its principal source of liquidity consisted of approximately $33,000 in cash, a revolving credit facility and funds loaned to it by its major shareholder MK Global Ventures, in association with its MK GVD Fund.

The Company signed an agreement in March 1999 with a new lender which provides a new line of credit. The revolving credit facility, which has a one year term, provides for borrowings of up to 80 % of eligible receivables not to exceed $600,000. The credit facility is secured by the Company's accounts receivable. Borrowings accrue interest at the lenders reference rate of prime plus 4 % per annum, which at June 30, 1999 was 11.75 %. At June 30, 1999 $173,000 was
outstanding under this facility and an additional $111,000 was available for borrowing.

Borrowings from its major shareholder accrue interest at a rate of 10 % per annum and are secured by the assets of the Company. Principal and accrued interest is due and payable on demand, by the lender, which demand may be made at any time, but in no event shall the principle and interest be paid later than 180 days after the date of the borrowing. On June 30, 1999, $422,000 in principle and accrued interest that had become due during the quarter were rolled over into a new 180 day note. At June 30, 1999, $1,726,000 was outstanding under these notes. Repayments on these notes, if not refinanced, are scheduled to begin July 1999 and continue through December 1999.

Capital expenditures for 1999 were $14,000 compared to $87,000 for 1998. These expenditures primarily consist of desktop PC replacements and software upgrades. The Company has not made or committed to make significant capital expenditures in 1999 but may make such expenditures in the future.*

The Company expects that it will continue to require significant amounts of cash to finance future operations. During the six months ended June 31, 1999 and 1998, net cash used in operating activities totaled $1,284,000 and $1,220,000 respectively. The Company is currently seeking additional financing. However, there can be no assurance that the Company will be able to raise the necessary funds on terms acceptable to the Company.

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

Thereafter, the Company anticipates that it may need to raise additional working capital, primarily through sales of debt or equity securities. * The terms of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock and outstanding warrants grant the holders thereof certain preferential rights including conversion and/or registration rights, which may have a dilutive effect on existing shareholders and may therefore limit the availability of financing, particularly equity financing. The Company has no commitments for any such financing, and there can be no assurance that any such debt or equity financing will be available on terms acceptable to the Company, or at all.









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

Factors That May Affect Operating Results and Market Price of Stock

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

Among the factors that could cause actual results to differ materially are those listed below and those listed in the Company's SEC reports, including but not limited to the annual report on Form 10-K for the year ended December 31, 1998 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999.


         History of Losses and Accumulated Deficits

         The Company incurred total net losses of $15,997,000 from inception to June 30, 1999 including net losses of $1,028,000 for the quarter ended June 30, 1999. The Company expects to incur losses for the remainder of 1999, as it continues to promote and expand its current publications and develop and launch new products.* There can be no assurance that the Company will be able to increase its revenues or become profitable. The Company's potential future growth depends on many factors, including the ability of the Company to attract sufficient advertising customers for NewMedia, maintain the circulation base of NewMedia, have a productive advertising sales force that includes recently-hired sales people, control its costs, and successfully implement its marketing and product strategy in relation to the corporate digital content creation marketplace.* There can be no assurance that the Company will be successful in any of these efforts.

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

         Effect of Preferred Stock Conversion, Dividend and Liquidation Features

          The Company's Articles of Incorporation currently authorize the Company to issue 10,064,516 shares of preferred stock, of which 8,512,191 shares of preferred stock are currently issued and outstanding (the "Preferred Stock"). The Preferred Stock, as of June 30, 1999, is convertible into 8,712,782 shares of the Company's Common Stock. The liquidation, dividend and conversion features of the currently outstanding Preferred Stock are as follows.

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

The Series E Preferred also has cumulative dividend rights which accrue at a rate of $.0074 per annum (an aggregate of approximately $60,000 per annum). If the Company has accumulated unpaid dividends on the Series E Preferred at the time the Series E Preferred converts to Common Stock the dividends convert to Common Stock at the effective Series E Conversion Price. If the accumulated dividends were to convert as of June 30, 1999, they would be convertible into 784,519 shares of Common Stock.

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

         Control By Principal Stockholders

         The Company's principal stockholders, MK Global Ventures II and its affiliate MK GVD Fund (together, the "MK Entities"), together beneficially own over 83% of the outstanding Common Stock (assuming conversion of all outstanding Preferred Stock in Common Stock). In addition, the MK Entities have two
representatives   on  the  three-
person Board of Directors of the Company. Accordingly, the MK Entities will be able to determine the composition of the Company's Board of Directors, will retain voting power to approve all matters requiring stockholder approval and will continue to have significant influence over the affairs of the Company. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

         Highly Competitive Market

         Revenues from NewMedia are derived primarily from the sale of advertising in the magazine and will continue to be derived primarily from such sales in the near future.* The technology publishing industry is highly competitive. Many of the Company's competitors have substantially greater financial, sales and marketing resources than the Company. Although the market for digital content creation and Internet products is an evolving market, the Company competes for advertising revenue with numerous magazines and newspapers, including personal computer magazines. There can be no assurance that the Company will not experience increased competition from new or existing technology periodicals or other media, such as the Internet. Such increased competition, if experienced, would have a material adverse impact on the Company's ability to increase its advertising revenues.

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

                           PART II - OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company held its annual meeting of shareholders on June 7, 1999. The results of the items submitted for vote were as follows:

              1.   Election of directors to serve until the next annual meeting.

                   Nominee                   Votes for          Withheld
                   -------                   ---------          --------
                   Michael Kaufman           2,912,634          39,550
                   Greg Lahann               2,912,634          39,550
                   Richard Landry            2,902,634          49,550

              2. Ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 1999.

                   Votes for:        2,919,684
                   Votes against:       27,400
                   Abstain:              5,100
                   Non-votes:          247,953

Item 5.  Other Information

Proposals of shareholders of the Company that are intended to be presented by such shareholders at the Company's 2000 Annual Meeting of Shareholders, which are not eligible for inclusion in the proxy statement and form of proxy relating to that meeting, must be received by the Company no later than March 23, 2000. If such shareholders fail to comply with the foregoing notice provision, then the proxy holders will be allowed to use their voting discretionary authority when the proposal is raised at the 2000 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

        (a)      Exhibits

                  4.1 $129,000 Subordinated Promissory Note, dated April 13, 1999 issued by the Registrant to MK GVD Fund.
                  4.2      $85,000 Subordinated Promissory Note, dated April 28,
                           1999 issued by the Registrant to MK GVD Fund.
                  4.3      $125,000 Subordinated  Promissory Note, dated May 12,
                           1999 issued by the Registrant to MK GVD Fund.
                  4.4      $149,000 Subordinated  Promissory Note, dated May 26,
                           1999  issued by the  Registrant  to MK GVD Fund.
                  4.5      $130,000 Subordinated Promissory Note, dated June 11,
                           1999 issued by the Registrant to MK GVD Fund.
                  4.6      $86,000 Subordinated  Promissory Note, dated June 28,
                           1999 issued by the Registrant to MK GVD Fund.
                  4.7      $422,000 Subordinated Promissory Note, dated June 30,
                           1999 issued by the Registrant to MK GVD Fund.
                 27.1      Financial Data Schedule.

        (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1999.

Items 1,2 and 3 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 13, 1999             HyperMedia Communications, Inc.


                                     By: \s\ Kenneth Klein
                                         ------------------
                                     Kenneth Klein, Vice President of Finance
                                     and Administration, Chief Financial Officer
                                     and Secretary
                                    (Principal Financial and Accounting Officer)