Form 10-Q
period 1999-09-30
HYPERMEDIA COMMUNICATIONS INC
filed 1999-11-15
CIK 894680

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934
     For the quarterly period ended September 30, 1999

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 For the transition period from _____ to ______.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

As of November 5, 1999, 3,200,137 shares of the Registrant's common stock were issued and outstanding.


                                                    TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
PART I            FINANCIAL INFORMATION.......................................................................... 2

         ITEM 1.           Financial Statements

                           Condensed Balance Sheet as of September 30, 1999 and

                           December 31, 1998..................................................................... 2

                           Condensed Statement of Operations for the Three and Nine Months Ended
                           September 30, 1999 and September 30, 1998............................................. 3

                           Condensed Statement of Cash Flows for the Three and Nine

                           Months Ended September 30, 1999 and September 30, 1998................................ 4

                           Notes to Condensed Financial Statements............................................... 5

         ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations  7

         ITEM 3.           Quantitative and Qualitative Disclosure about Market Risk............................ 18

PART II           OTHER INFORMATION............................................................................. 19

         ITEM 6.           Exhibits and Reports on Form 8-K..................................................... 19

SIGNATURES...................................................................................................... 20

                                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                     HYPERMEDIA COMMUNICATIONS, INC.
                                              BALANCE SHEET

                                                                 September 30,   December 31,
                                                                     1999            1998
                                                                 ------------    ------------
                                                                 (UNAUDITED)

ASSETS
Current assets:
      Cash and cash equivalents                                  $    120,000    $    182,000
      Accounts receivable, net of allowance for
           doubtful accounts of $116,000 and $75,000                  611,000         642,000
      Prepaid expenses and other assets                               393,000         522,000
                                                                 ------------    ------------
                     Total current assets                           1,124,000       1,346,000

Property and equipment, net                                           128,000         364,000
                                                                 ------------    ------------
                                                                 $  1,252,000    $  1,710,000
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Note payable - related party                                  2,636,000         400,000
      Note payable - line of credit                                   182,000         350,000
      Accounts payable                                                469,000    $    564,000
      Accrued liabilities                                             584,000         257,000
      Deferred revenue                                                372,000          18,000
                                                                 ------------    ------------
                     Total current liabilities                      4,243,000       1,589,000
                                                                 ------------    ------------

Shareholders' equity (deficit):
      Convertible Preferred Stock, $.001 par value; 10,064,516
          shares authorized;8,512,191 shares
          issued and outstanding                                    3,924,000       3,924,000
      Common Stock, $.001 par value; 50,000,000 shares
          authorized; 3,200,137 shares issued and
          outstanding                                              10,427,000      10,427,000
      Accumulated deficit                                         (17,342,000)    (14,230,000)
                                                                 ------------    ------------
                     Total shareholders' equity (deficit)          (2,991,000)        121,000
                                                                 ------------    ------------
                                                                 $  1,252,000    $  1,710,000
                                                                 ============    ============

        See accompanying notes to these condensed financial statements.


                                                   HYPERMEDIA COMMUNICATIONS, INC.
                                                       STATEMENT OF OPERATIONS
                                                             (UNAUDITED)

                                                  Three months ended September 30,    Nine months ended September 30,
                                                  --------------------------------    -------------------------------
                                                      1999              1998              1999             1998
                                                  --------------    --------------    --------------  ---------------
Revenues                                               $803,000        $1,028,000        $2,921,000       $4,099,000
                                                  --------------    --------------    --------------  ---------------

Operating expenses:
      Editorial                                         297,000           201,000           824,000          723,000
      Production                                        447,000           378,000         1,238,000        1,262,000
      Circulation                                       468,000           432,000         1,321,000        1,427,000
      Sales and marketing                               429,000           544,000         1,494,000        1,622,000
      Product development                               150,000            12,000           150,000           35,000
      General and administrative                        291,000           208,000           867,000          711,000
                                                  --------------    --------------    --------------  ---------------

         Total operating expenses                     2,082,000         1,775,000         5,894,000        5,780,000
                                                  --------------    --------------    --------------  ---------------

Loss from operations                                (1,279,000)         (747,000)       (2,973,000)      (1,681,000)

Interest and other expense, net                          66,000          (13,000)           139,000         (22,000)
                                                  --------------    --------------    --------------  ---------------

Net loss                                           ($1,345,000)        ($734,000)      ($3,112,000)     ($1,659,000)
                                                  ==============    ==============    ==============  ===============

Net loss per share, basic and diluted                   ($0.42)           ($0.23)           ($0.97)          ($0.52)
                                                  ==============    ==============    ==============  ===============

Weighted average shares                               3,200,137         3,200,137         3,200,137        3,200,137
                                                  ==============    ==============    ==============  ===============

                            See accompanying notes to these condensed financial statements.


                             HYPERMEDIA COMMUNICATIONS, INC.
                                 STATEMENT OF CASH FLOWS

                                       (UNAUDITED)

                                                            Nine months ended
                                                              September 30,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------

Cash flow from operating activities:
    Net loss                                          ($3,112,000)  ($1,659,000)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                      253,000       167,000
       Allowance for doubtful accounts                     41,000        51,000
       Change in assets and liabilities:
           Accounts receivable                            (10,000)      253,000
           Prepaid expenses and other assets              129,000      (434,000)
           Accounts payable                               (95,000)     (327,000)
           Accrued liabilities                            327,000      (165,000)
           Deferred revenue                               354,000       265,000
                                                      -----------   -----------
Net cash used in operating activities                  (2,113,000)   (1,849,000)
                                                      -----------   -----------

Net cash used in investing activities for:
    Purchase of fixed assets                              (17,000)     (129,000)
                                                      -----------   -----------

Cash flows from financing activities:
    Proceeds from notes payable - related party         2,236,000          --
    Proceeds from notes payable - line of credit          182,000          --
    Repayment of line of credit                          (350,000)         --
    Proceeds from issuance of Preferred Stock                --       1,921,000
                                                      -----------   -----------
Net cash provided by financing activities               2,068,000     1,921,000
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents      (62,000)      (57,000)

Cash and cash equivalents at beginning of period          182,000       269,000
                                                      -----------   -----------

Cash and cash equivalents at end of period            $   120,000   $   212,000
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest          $    33,000    $    2,000
                                                      ===========    ===========


        See accompanying notes to these condensed financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

         The financial statements of HyperMedia Communications, Inc. (the "Company") as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1998 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results expected for the entire year.

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

         We announced September 1, 1999, that we were converting our business model from traditional print publishing to an enhanced, Internet-based information service designed to meet the growing information needs of
Internet-driven business professionals. As part of this strategy shift, we ceased publication of NewMedia magazine in September in order to devote additional resources to the development of a major new Web site designed to be a daily news and information service for the Internet professional community. This is a significant change in our business model and therefore our historical trends may not be a good indicator of future performance. Readers should carefully review all the information in this document including the risk factors contained in the "Factors Affecting Operating Results and Market Price of Stock" section of this report.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all cost related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the useful life of the software. SOP 98-1 is effective for our fiscal year ending December 31, 1999. As a results of this guidance we are expensing our Web site development and related costs as incurred.

NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share is based upon the weighted average number of outstanding shares of Common Stock. Common Stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been excluded from the computation for the three month periods ended September 30, 1999 and 1998 and for the nine month periods ended September 30, 1999 and 1998, as their effect is anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding the Company's strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. The Company's actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Factors Affecting Operating Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

General

         HyperMedia Communications, Inc., (the "Company" or "HyperMedia") historically has provided integrated information services to the corporate digital content market. "Digital content" is information created using computer-based video, audio, graphics, animation and Internet technologies. Companies use digital content in building brand awareness through marketing, advertising, promotions, corporate presentations and sales and technical training. Corporate digital content creators utilize a wide array of digital communications technologies, including Internet development tools and services, desktop and portable personal computers, workstations, servers, audio/video compression and editing equipment, graphics hardware and software, high-density storage devices and video conferencing systems. Digital media output is actively employed in a broad range of businesses and disciplines, such as brand identity (including presentations, training and collateral), advertising, publishing, brand merchandising, entertainment, and electronic commerce

         We announced September 1, 1999, that we were converting our business model from traditional print publishing to an enhanced, Internet-based information service designed to meet the growing information needs of
Internet-driven business professionals. As part of this strategy shift, we ceased publication of NewMedia magazine in September in order to devote additional resources to the development of a major new Web site designed to be a daily news and information service for the Internet professional community. This is a significant change in our business model and therefore our historical trends may not be a good indicator of future performance. Readers should carefully review all the information in this document including the risk factors contained in the "Factors Affecting Operating Results and Market Price of Stock" section of this report.

         NewMedia Magazine ("NewMedia") was the largest publication serving the corporate digital content market, serving more than 215,000 digital content professionals. According to a recent analysis conducted for the Company by BPA International ("BPA") of NewMedia subscriber demographic data, the average subscriber to the publication has represented that they are personally involved in the purchase of approximately $1,000,000 worth of digital content-related hardware, software and services in a twelve-month period. NewMedia's mission was to give its readers the tools to be successful digital content professionals by identifying the newest products, technologies and strategies that will keep their businesses competitive. Revenue from NewMedia was derived primarily through the sale of advertisements in the magazine.

         We also produce the NewMedia INVISION Awards Festival, the largest juried digital media competition in the world. The program seeks out the highest achievements in digital content creation for business, entertainment, marketing, government and education. The 1998 NewMedia INVISION Festival included its gallery of award-winning entries, an evening International showcase of digital content produced on four continents and a two-day Digital Insight conference.

         We also publish newmedia.com, an award-winning Web site of news, information, and product buying services for the digital content creation market. The change in our publishing strategy will result in the complete redesign of this Web site. The revised Web site is scheduled to launch in late November of 1999. We intend to further enhance and develop our web site presence.

         In December 1998, we launched the NewMedia Business Solutions Series, a series of custom-published supplements to NewMedia magazine that focuses on emerging technologies and trends in the field of digital content. Custom-published supplements include paid, sponsored editorial content plus advertising, and are written to the specifications of one or more sponsors.

Results of Operations

         Our revenues, consisting primarily of advertising in NewMedia magazine were $803,000 for the quarter ended September 30, 1999 and $1,028,000 for the quarter ended September 30, 1998 and $2,921,000 for the nine months ended September 30, 1999 and $4,099,000 for the nine months ended September 30, 1998.

         The decline in revenues for the quarter ended September 30, 1999 from the same period last year is primarily due to a decline in advertising sales in NewMedia. We believe that the decrease in advertising revenue is related to a number of market factors, including the migration of digital content development from CD-ROM based media to the Internet, shifts in the Macintosh hardware and software market as digital content creators make a transition toward increased use of Windows based workstations and an industry wide decline in digital media advertising.

         Additionally, a reduction in the publishing frequency of NewMedia magazine from four issues to three per quarter, which occurred in the first quarter contributed approximately $400,000 to the revenue decline for the nine months ended September 30, 1999 when compared to the same period a year ago.

         Our total operating expenses were $2,082,000 for the quarter ended September 30, 1999 and $1,775,000 for the quarter ended September 30, 1998, and $5,894,000 for the nine months ended September 30, 1999 and $5,780,000 for the nine months ended September 30, 1998. The increase in operating expenses for the quarter ended September

30, 1999 and the nine months then ended is primarily due to $280,000 in expenses related to our decision to cease publication of NewMedia magazine. Increased costs of $150,000 associated with the development of our new Web site, which were expensed as incurred, as we convert our operations from a traditional print publication business to an Internet based news and information model also contributed to the increase in operating expenses over 1998. Excluding the expenses associated with the change in our publishing strategy, expenses for the quarter ended September 30, 1999 were $123,000 lower than the same period last year. These expense reductions were primarily due to general cost control measures. Excluding the expenses associated with the change in our publishing strategy, expenses for the nine months ended September 30, 1999, were $316,000 lower than the same period last year. These expense reductions were primarily due to lower production and circulation costs associated with the reduction in issues published in 1999 and general cost control measures.

         We reported a net loss of $1,345,000 for the quarter ended September 30, 1999 and a net loss of $734,000 for the quarter ended September 30, 1998. The net loss for the first nine months of 1999 was $3,112,000 as compared to a loss of $1,659,000 for the first nine months of 1998. For the quarter ended September 30, 1999, the increased loss as compared to the same period in 1998 was due to a decline in advertising sales in NewMedia, higher operating expenses resulting from the change in our publishing strategy and an increase in interest expense. The increase in net loss for the first nine months of 1999 as compared to the same period in 1998 is primarily a result of reduced revenues due to the change in the publishing frequency of NewMedia magazine from four issues to three per quarter, which occurred in the first quarter, and a decline in advertising sales in NewMedia magazine. Higher operating expenses resulting from the change in our publishing strategy and an increase in interest expense also contributed to the increase loss.

         Editorial expenses, comprised principally of salaries and fees paid to the writers for our publications, were $297,000 for the quarter ended September 30, 1999 and $201,000 for the quarter ended September 30, 1998, and $824,000 for the nine months ended September 30, 1999 and $723,000 for the nine months ended September 30, 1998. The increase in editorial expenses for the quarter ended September 30, 1999 is primarily a result of $68,000 in nonrecurring expenses associated with the change in our publishing strategy, $14,000 in consulting fees related to the development of our new web site and $11,000 in fees paid to writers for the NewMedia Business Solution Series, a series of custom-publishing supplements to NewMedia magazine. For the first nine months of 1999 this increase was partially off-set by a decline in editorial expenses due to the reduction in publishing frequency of NewMedia magazine from four issues to three per quarter, which occurred in the first quarter.

         Production expenses, including costs for design, materials and printing of our publications, were $447,000 for the quarter ended September 30, 1999 and $378,000 for the quarter ended September 30, 1998 and $1,238,000 for the nine months ended September 30, 1999 and $1,262,000 for the nine months ended September 30, 1998. The increase in production expenses for the quarter ended September 30, 1999 over the same period last year was primarily due to $61,000 in nonrecurring expenses associated with the change in our publishing strategy. For the first nine months of 1999 this increase was partially off-set by a decline in production expenses due to the reduction in publishing frequency of NewMedia magazine from four issues to three per quarter, which occurred in the first quarter.

         Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing and the cost to acquire and certify the company's subscribers, were $468,000 for the quarter ended September 30, 1999 and $432,000 for the quarter ended September 30, 1998, and $1,321,000 for the nine months ended September 30, 1999 and $1,427,000 for the nine months ended September 30, 1998. We capitalized our circulation development expenditures that consist of external costs incurred by the company to acquire and certify its list of qualified subscribers for each upcoming year and amortize them over a 12-month period. The increase in circulation expenses for the quarter ended September 30, 1999 was primarily due $103,000 in nonrecurring expenses associated with the change in our publishing strategy offset by general cost control programs. The reduction in expense for the nine months ended September 30, 1999 as compared to the same period last year is primarily due to general cost control programs, the reduction in publishing frequency of NewMedia magazine from four issues per quarter to three, which occurred in the first quarter and a smaller amount of circulation development expenditure amortization during the period.

         Sales and marketing expenses were $429,000 for the quarter ended September 30, 1999 and $544,000 for the quarter ended September 30, 1998, and $1,494,000 for the nine months ended September 30, 1999 and $1,622,000 for the nine months ended September 30, 1998. The decline in expenses for both the quarter ended September 30, 1999 and the first nine months of 1999, as compared to the same periods in 1998, was due to reduced commission expense on lower revenues and general cost control programs. This expense reduction was partially offset by higher compensation and consulting expenses and $18,000 in nonrecurring expenses associated with the change in our publishing strategy.

         Product development expenses were $150,000 for the quarter ended September 30, 1999 and $12,000 for the quarter ended September 30, 1998, and $150,000 for the nine months ended September 30, 1999 and $35,000 for the nine months ended September 30, 1998. The increase in expenses in 1999 over the same periods last year is related to our development of a major new web site. The costs of this development are expensed as incurred. We continue to evaluate new product opportunities and anticipate making addition expenditures during the remainder of 1999. However, there can be no assurance that such products, if developed, will be profitable.

         General and administrative expenses were $291,000 for the quarter ended September 30, 1999 and $208,000 for the quarter ended September 30, 1998 and $867,000 for the nine months ended September 30, 1999 and $711,000 for the nine months ended September 30, 1998. The increase in expense for both the quarter and the first nine months of 1999 as compared to the same periods in 1998 was due to increased general costs associated with running the business and $29,000 in nonrecurring expenses associated with the change in our publishing strategy.

         Interest and other expenses were $66,000 for the quarter ended September 30, 1999 and ($13,000) for the quarter ended September 30, 1998, and $139,000 for the nine months ended September 30, 1999 and $(22,000) for the nine months ended September 30, 1998. The increase in expenses over 1998 was primarily due to increased interest expense associated with our increased borrowing in 1999.

Liquidity and Capital Resources

         At September 30, 1999, we had a working capital deficit of approximately ($3,119,000) and our principal source of liquidity consisted of approximately $120,000 in cash and funds loaned to us by our major shareholder MK Global Ventures, in association with its MK GVD Fund.

         We signed an agreement in March 1999, with a new lender, which provided a new line of credit. The revolving credit facility, which had a one-year term, provided for borrowings of up to 80 % of eligible receivables not to exceed $600,000. The credit facility was secured by our accounts receivable. Borrowings accrue interest at the lender's reference rate of prime plus 4% per annum, which at September 30, 1999 was 12.25%. At September 30, 1999, $182,000 was
outstanding under this facility. Due to the our decision to cease publication of NewMedia Magazine, which was the source of the eligible receivables for the credit facility, the remaining balance outstanding under the credit facility was paid in full in October and the credit facility was subsequently terminated.

         Borrowings from our major shareholder accrue interest at a rate of 10% per annum and are secured by the assets of the Company. Principal and accrued interest is due and payable on demand, by the lender, which demand may be made at any time, but in no event shall the principle and interest be paid later than 180 days after the date of the borrowing. On September 30, 1999, $638,000 in principal and accrued interest that had become due during the quarter was rolled over into a new 180 day note. At September 30, 1999, $2,636,000 was outstanding under these notes. Repayments on these notes, if not refinanced, are scheduled to begin October 1999 and continue through March 2000.

         Capital expenditures for the first nine months of 1999 were $17,000 compared to $129,000 for the same period in 1998. These expenditures primarily consist of desktop PC replacements and software upgrades. We anticipate that we will need to make additional expenditure in this area in the future as we continue to develop our new web site.

         We expect that we will continue to require significant amounts of cash to finance future operations. Net cash used in operating activities were $2,113,000 for the nine months ended September 30, 1999 and $1,849,000 for the nine months ended September 30, 1998. We are currently seeking additional financing. However, there can be no assurance that we will be able to raise the necessary funds on terms acceptable to us.

         Thereafter, we anticipate that we may need to raise additional working capital, primarily through sales of debt or equity securities. The terms of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock,

Series I Preferred Stock, Series J Preferred Stock and outstanding warrants grant the holders thereof certain preferential rights including conversion and/or registration rights, which may have a dilutive effect on existing shareholders and may therefore limit the availability of financing, particularly equity financing. We have no commitments for any such financing, and there can be no assurance that any such debt or equity financing will be available on terms acceptable to us, or at all.

Factors That May Affect Operating Results and Market Price of Stock

         This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding the Company's strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. The Company's actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

         Among the factors that could cause actual results to differ materially are those listed below and those listed in the Company's SEC reports, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Quarterly Reports on Form 10-Q for the quarter ended March 31, 1999 and June 30, 1999.

History of Losses and Accumulated Deficits

         We have incurred total net losses of $17,342,000 from inception to September 30, 1999, including net losses of $1,345,000 for the quarter ended September 30, 1999. We expect to incur losses for the foreseeable future as we transform our business model from a traditional print publisher to an Internet-based information service designed to meet the growing needs of the Internet-drive business professionals. There can be no assurance that our new publishing strategy and our redesigned Web site will enable us to increase our revenues or become profitable. Our potential future growth depends on many factors, including the acceptance of the redesigned newmedia.com by the Internet professional community, our ability to attract an increasing number of users to newmediaocom, our ability to attract sufficient advertising customers to newmediaocom, our ability to hire and retain a productive advertising sales force, our ability to hire and retain a creative editorial staff, our ability to manage the technical issues related to a major Web site and our ability to successfully implement our marketing and product strategies. There can be no assurance that we will be successful in any of these efforts.

Risks Associated with the Change in Publishing Strategy

         The key element of our publishing strategy is to transform ourselves from a traditional print publisher to an enhanced Internet-based information service designed to meet the growing needs of the Internet-driven business professionals. To accomplish this objective we must continually develop new and interesting content and deliver it in such a way that the Internet professional community will find newmedia.com both a rewarding and satisfying experience. This will require additional investments in editorial staff, content creation and technology expenses. To the extent that our site's content is not perceived as being interesting and compelling or our site experiences technical difficulties our ability to attract Internet professionals and sell advertising specifically targeted towards them will be negatively impacted. Due to this shift in publishing strategy, investors should consider the risks, expenses and difficulties that are encountered by Internet based businesses in new and rapidly evolving markets.

Risks Associated with Redesigning our Web site And our Ability to Attract Users

         We are redesigning our Web site to provide the Internet-driven business professional with a rich and rewarding daily experience. If the look and feel functionality of our redesigned Web site is not attractive to the Internet professional community or if our content is not perceived as being interesting and compelling we may be unable to attract sufficient users necessary to generate revenues to achieve profitability.

Risks Associated with our Ability to Hire and Retain a Productive Sales Staff

         Our ability to achieve future profitability depends upon our success in hiring and retaining sales personnel in key markets and to successfully transfer the productivity of our existing sales personnel from the traditional print marketplace to Internet based sales. In October of 1999, we hired a new Sales Director. We may hire additional personnel in coming months. However, new sales personnel typically take from six to nine months to become fully productive and our operating results during this time may be adversely affected by the hiring of such personnel. In addition, there can be no assurance that our new sales personnel will generate sufficient advertising revenue for us to become profitable. Furthermore, any turnover in our personnel could have a material adverse effect on our operating results.

Highly Competitive Market/Risks Associated with Attracting Advertisers

         Revenues for newmedia.com, will for the near future consist primarily of banner and sponsorship advertising. The Internet based advertising industry is highly competitive and is continuing to evolve. Many of our competitors have substantially greater financial, sales and marketing resources than us. If we are unable to demonstrate strong acceptance of our Web site by the Internet professional community, we may be unable to attract sufficient advertisers and our revenues and operating results will be negatively impacted. Also, there can be no assurance that we will not experience increased competition from new or existing Web sites which would have a material adverse impact on the our ability to increase our advertising revenues.

Risks Associated with our Ability to Hire and Retain a Creative Editorial Staff and Outside Contributors

         An element of our publishing strategy is to provide the Internet professional community with a daily news and information service. To accomplish this, we need to hire and retain a highly creative and motivated editorial staff and outside contributors to continually develop original, interesting and compelling content. If we are unable to retain or replace a significant number of our editorial staff or outside contributors that leave our company, our operating results could be negatively effected.

Dependence on Key Personnel

         Our success depends to a large extent upon the efforts and abilities of key managerial employees, including without limitation, the Chief Executive Officer, President and Chief Financial Officer of the Company. Our success also depends on the performance of key sales and other management personnel. The loss of certain of these key managers could have a material adverse effect on us. We have not entered into employment agreements with our executive officers and carries no key man insurance on their lives. Our success will also depend upon our ability to continue to attract and retain qualified employees. Competition for such employees is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.

Risks Associated with our Ability to Manage Growth and Implement our Marketing and Product Strategies.

         Our transition into an Internet-based information service business has positioned us in a market that is growing rapidly and experiencing significant growth in number of users and bandwidth. As we adapt to this changing environment we will need to manage growth in a number of areas. On a technical level, we will have to continually enhance and expand our Internet infrastructure and maintain a reliable network. From a management perspective we will have to implement and improve our managerial controls and procedures and operating and financial systems. Additionally, as our business expands, we will have to hire, train and manage a growing workforce. Also growth and the competitive marketplace will require us to develop and implement new marketing and product strategies. There can be no assurances that we have allowed for the costs and risks associated with a rapidly growing and evolving market or that we will be able to effectively manage the challenges that we will face. If we are unable to effectively manage our growth our business and operating results could be negatively impacted.

Year 2000 Issues may Disrupt our Operations

         As an Internet based business we are very dependent on the successful operation of our computers and systems, the computers and systems that make up the Internet and the computers and systems of our users. If our computers or systems experience year 2000 problems, we may be unable to delivery content to our Web site. If this occurs we may loss readers and our business could suffer. If the computers and systems that make up the Internet, including our Internet Service Provider, experience year 2000 problems, our readers may be unable to access our Web site and our business could suffer. If our readers' computers or systems experience year 2000 problems, they may be unable to access our Web site and our business could suffer.

Illiquidity of Trading Market; Risk of Penny Stock Status

         Our Common Stock trades on the OTC Bulletin Board. In September 1998, we were delisted from trading on the Nasdaq SmallCap Market, and in March 1999 we were delisted from trading on the Pacific Exchange. Because our Common Stock was delisted from the Pacific Exchange, we have become subject to "penny stock" rules and therefore an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

         Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, our delisting from the Nasdaq SmallCap Market and the Pacific Exchange and our becoming subject to the rules on penny stocks has likely affected the ability or willingness of broker-dealers to sell and/or make a market in our securities and therefore has severely adversely affect the market liquidity for our securities.

Effect of Preferred Stock Conversion, Dividend and Liquidation Features

         Our Articles of Incorporation currently authorize us to issue 10,064,516 shares of preferred stock, of which 8,512,191 shares of preferred stock are currently issued and outstanding (the "Preferred Stock"). The Preferred Stock, as of September 30, 1999, is convertible into 8,744,163 shares of our Common Stock. The liquidation, dividend and conversion features of the currently outstanding Preferred Stock are as follows.

         The Series E Preferred Stock has a liquidation preference per share equal to $0.124 per share and all accumulated and unpaid dividends. After December 31, 1999, the shares of Series E Preferred Stock are convertible into such number of shares of Common Stock as is determined by dividing $0.124 by the Series E Conversion Price in effect at the time of the conversion. The Series E Conversion Price is currently $0.478 and as a result of the issuance of the Series J Preferred Stock would be convertible into 2,092,050 shares of Common Stock, if it were currently convertible. Accordingly, each share of Series E Preferred will be convertible into approximately 0.3 shares of Common Stock. The Series E Preferred Stock also has price-based antidilution rights. Pursuant to the price-based antidilution rights (and subject to certain exceptions), if the Company issues shares at a price below the Series E Conversion Price, the Series E Conversion Price is reduced to the price at which the Company issues the shares.

         The Series E Preferred also has cumulative dividend rights which accrue at a rate of $0.0074 per annum (an aggregate of approximately $60,000 per annum). If we have accumulated unpaid dividends on the Series E Preferred at the time the Series E Preferred converts to Common Stock the dividends convert to Common Stock at the effective

Series E Conversion Price. If the accumulated dividends were to convert as of September 30, 1999, they would be convertible into 815,900 shares of Common Stock.

         Each of the Series F Preferred Stock, Series G Preferred and Series H Preferred Stock, were issued at prices discounted at 85% of the average closing bid price of our Common Stock as reported on the Nasdaq SmallCap Market for the 10 trading days ending 5 business days before the closing of the sale (the "Formula Price") of the Shares, and each such Series was initially convertible into one share of Common Stock. The Series I Preferred Stock was issued at a price discounted at 10 times the Formula Price and was initially convertible into 10 shares of Common Stock. The Series J Preferred Stock was issued at a price discounted at 20 times the Formula Price and each share of Series J Preferred Stock is convertible into 20 shares of Common Stock.

         The Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred and Series J Preferred Stock are entitled to dividends in the amount of five percent (5%) of the Initial Sales Price of Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred and Series J Preferred Stock per fiscal year only if declared by the Board of Directors. The dividends are not cumulative and no rights accrue to the holders of these series of preferred stock in the event we do not declare or pay dividends. The liquidation preference per share is equal to $3.039 per share for the Series F Preferred, $0.478 per share for the Series G Preferred, $0.478 per share for the Series H Preferred, $4.78 per share for the Series I Preferred and $9.56 per share for the Series J Preferred Stock, plus all declared but unpaid dividends. No dividends have been declared on the Preferred Stock. Shares of Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred and Series J Preferred Stock are convertible into a number of shares of Common Stock equal to the initial sales price of each respective series of Preferred Stock divided by the appropriate conversion price. The initial sales price was $3.039 for the Series F Preferred, $1.992 for the Series G Preferred, $2.136 for the Series H Preferred, $15.62 for the Series I Preferred and $12.38 for the Series J
Preferred. The conversion prices of each of the Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred and Series J Preferred is subject to adjustment in the event of subdivisions, splits, combinations, consolidations or reclassification of Common Stock and similar events and, for approximately one year after the final sale of each Series in the event the Company issues shares of Common Stock at a price below the applicable conversion price ("price-based antidilution"). The price-based antidilution feature has expired for the Series F Preferred Stock, the Series G Preferred Stock, the Series H Preferred Stock, and the Series I Preferred Stock and will expire on June 30, 1999 for the Series J Preferred Stock.

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

         We also have 1,552,325 shares of additional authorized Preferred Stock that could be issued in the future with terms that are more favorable to the holder than those that have been previously issued. The Articles of Incorporation provide that the Board of Directors is authorized to fix the number of shares of any series of Preferred Stock and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock and, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series of Preferred Stock, to decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series. Additionally, the Board of Directors may authorize the issuance of additional series of Preferred Stock. The Board of Directors may therefore issue additional Preferred Stock with voting, liquidation and conversion rights that could adversely affect the voting power and liquidation rights of the holders of Common Stock. When and if such preferred stock is issued or converted there will be considerable dilution to the then existing Common stockholders. In the event the Company issues preferred stock with a purchase price of less than $0.478 per share the Series E conversion price will be further adjusted so that more shares of Common Stock will be issued upon conversion of the Series E Preferred Stock. This will cause additional dilution to the voting power and liquidation rights of the holders of Common Stock.

Control by Principal Stockholders

         Our principal stockholders, MK Global Ventures II and their affiliate MK GVD Fund (together, the "MK Entities"), together beneficially own over 83% of the outstanding Common Stock (assuming conversion of all outstanding Preferred Stock in Common Stock). In addition, the MK Entities have two representatives on the three-person Board of Directors of the Company. Accordingly, the MK Entities will be able to determine the composition of our Board of Directors, will retain voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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

         Although we have determined that most of our principle IT Systems are Year 2000 compliant, certain of our internal systems have not been evaluated by us. We have not yet made an assessment of the status of all of our Non-IT Systems.

         We presently estimate that the total cost of addressing our Year 2000 and leap year issues will be immaterial. These estimates were derived utilizing numerous assumptions, including the assumption that we have already identified our most significant Year 2000 and leap year issues and that the plans of our third-party suppliers will be fulfilled in a timely manner without cost to us. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated.

         We have not determined the state of compliance of certain third-party suppliers of services such as, long distance carriers, financial institutions and electric companies, the failure of any one could severely disrupt our ability to carry on our business as well as disrupt the business of our customers. We could be affected through disruptions in the operation of the enterprises with which we interact or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite our efforts to address the Year 2000 effect on our internal systems and business operations, such effect could result in a material disruption of our business or have a material adverse effect on us or our business, financial condition, or results of operations. We have not developed a contingency plan to respond to any of the foregoing consequences of internal and external failures to be Year 2000 and leap year compliant.

Item 3.   Quantitative and Qualitative Disclousure About Market Risk

         We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. Our transactions are generally conducted and our accounts are denominated, in United States dollars. Thus we are not exposed to significant foreign currency risk.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)      Exhibits

         4.1 $175,000 Subordinated Promissory Note, dated July 14, 1999 issued by the Registrant to MK GVD Fund.

         4.2 $147,000 Subordinated Promissory Note, dated July 28, 1999 issued by the Registrant to MK GVD Fund.

         4.3 $200,000 Subordinated Promissory Note, dated August 11, 1999 issued by the Registrant to MK GVD Fund.

         4.4 $50,000 Subordinated Promissory Note, dated August 27, 1999 issued by the Registrant to MK GVD Fund.

         4.5 $200,000 Subordinated Promissory Note, dated September 14, 1999 issued by the Registrant to MK GVD Fund.

         4.6 $100,000 Subordinated Promissory Note, dated September 28, 1999 issued by the Registrant to MK GVD Fund.

         4.7 $638,000 Subordinated Promissory Note, dated September 30, 1999 issued by the Registrant to MK GVD Fund.

         27.1     Financial Data Schedule.

         (b) A Form 8-K was filed September 15, 1999 which reported under Item 5 the Company's plans to convert its business model from a traditional print publisher to an enhanced, internet-based information service, that it was developing a major new web, that it planned to cease publishing NewMedia magazine with the October issue and that it had retained the services of an investment banker to act as the Company's exclusive financial advisor.

Items 1, 2, 3, 4 and 5 are not applicable  and have  been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 12, 1999          HyperMedia Communications, Inc.

                                    By: \s\ Kenneth Klein

                                    Kenneth Klein, Vice President of Finance and
                                    Administration, Chief Financial Officer
                                    and Secretary
                                    (Principal Financial and Accounting Officer)