Form 10-K
period 1999-12-31
HYPERMEDIA COMMUNICATIONS INC
filed 2000-03-30
CIK 894680

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
              For the fiscal year ended December 31, 1999 or

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

                                   ----------
        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 22, 2000, in the OTC:BB Market, was approximately $1,870,000. For purposes of this disclosure, shares of Common Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, and Series J Preferred Stock held by each officer and director of the registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 22, 2000, the registrant had 3,200,683 shares of Common Stock, 8,064,516 shares of Series E Preferred Stock, 82,250 shares of Series F Preferred Stock, 50,344 shares of Series G Preferred Stock, 117,000 shares of Series H Preferred Stock, 28,800 shares of Series I Preferred Stock, and 169,281 shares of Series J Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2000, is incorporated by reference into Part III of this Form 10-K to the extent stated herein.
================================================================================

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.....................................................................  2
     ITEM 1.  BUSINESS.....................................................  2
     ITEM 2.  PROPERTIES...................................................  5
     ITEM 3.  LEGAL PROCEEDINGS............................................  5
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  5

PART II....................................................................  6
     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED SHAREHOLDER MATTERS..................................  6
     ITEM 6.  SELECTED FINANCIAL DATA......................................  7
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................  8
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................. 19
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 19

PART III................................................................... 20
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........... 20
     ITEM 11. EXECUTIVE COMPENSATION....................................... 21
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................... 21
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............... 21

PART IV.................................................................... 22
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K ................................................. 22

REPORT OF INDEPENDENT ACCOUNTANTS.......................................... 26

BALANCE SHEETS............................................................. 27

STATEMENTS OF OPERATIONS................................................... 28

STATEMENTS OF SHAREHOLDERS' EQUITY ........................................ 29

STATEMENTS OF CASH FLOWS................................................... 30

NOTES TO FINANCIAL STATEMENTS.............................................. 31

SIGNATURES................................................................. 40

INDEX TO EXHIBITS.......................................................... 41

                                     PART I

ITEM 1.  BUSINESS

     This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Introduction

     HyperMedia Communications, Inc., (the "Company" or "HyperMedia") was incorporated in California in August 1989, and today produces information and business services for the global Internet Architect community. Our primary product offering is newmedia.com, a vertical portal on the World Wide Web targeted to Internet Architects, professionals who utilize business, design, and technology skills to create Web sites and Internet-driven businesses. We also produce the NewMedia INVISION Awards Festival, an annual competition and conference that seeks to identify the most original and creative ideas within the global Internet Architect community. The 1999 NewMedia INVISION Festival received 1,200 entries from 17 countries and included a gallery of award-winning entries, an evening International showcase of digital content produced on four continents, and a two-day conference focusing on "The Future of Content on the Net."

     Prior to September 1999, our primary product was NewMedia magazine ("NewMedia"). NewMedia was the largest publication serving the corporate digital content market with a controlled circulation of more than 215,000 digital content professionals. "Digital content" is information created using computer-based video, audio, graphics, animation, and Internet technologies. Companies use digital content in building brand awareness through marketing, advertising, promotions, corporate presentations, and sales and technical training. NewMedia's mission was to give its readers the tools to be successful digital content professionals by identifying the newest products, technologies, and strategies to keep their businesses competitive. Revenue from NewMedia was derived primarily through the sale of advertisements in the magazine.

     In September 1999, we announced that we had ceased publication of NewMedia magazine in order to devote our resources to the development of newmedia.com and other information and business services targeted to the global Internet Architect community. This is a significant change in our business model and therefore our historical trends may not be a good indicator of future performance. Readers should carefully review all the information in this document including the risk factors contained in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" sections of this report.

Business Strategy

Internet Architects

     Our business strategy is to develop a series of Internet-based information and business services targeting Internet Architects, a new breed of Internet professionals involved in building the next generation of Internet-driven businesses. These professionals work at interactive agencies such as USWEB/CKS, Razorfish, and IXL and on corporate Internet development teams in the United States and in countries around the globe. Internet Architects include business strategy, business development, and sales and marketing professionals; creative professionals, designers, and producers; and technical professionals and Web site developers. Internet Architects are at the forefront of a trend toward combining business, design, and technology skills in the service of developing successful Internet-based businesses.

     We believe that by targeting the global Internet Architect community, we will be positioned to take advantage of a rapidly growing market. According to a recent estimate by Forrester Research, the number of specialists working within interactive agencies is expected to grow tenfold from 1998 to 2002, and the revenues of these firms are expected to increase from $4 billion to $15 billion during that period. In a recent study entitled "Architects of the Internet Economy," International Data Corporation (IDC) estimated that worldwide Internet development spending would grow from $174 billion in 1999 to $518 billion in 2002. The report further suggests that $290 billion, or 56 percent, of the total spending in 2002 will be devoted, not to technology infrastructure, but rather to content creation, professional services, marketing and sales activities, and education and training.

     We believe that the high growth in Internet development spending will fuel a corresponding demand for professionals with skills in Internet business, design, and technology, and this in turn will create demand for new information and business services targeting Internet Architects. Such services could include online recruitment; professional development and training; product preview and purchase; technical and creative service matchmaking; virtual team collaboration; and professional services for small business. For example, according to Forrester Research, spending on online recruitment, assessment, and training is expected to grow from $602 million in 1999 to $7.1 billion in 2005. Of the human resources professionals surveyed for this study, 40 percent stated that they favor niche sites for recruitment purposes. Further, the number of U.S. small businesses (firms with fewer than 100 employees) with a Web site or home page is expected to grow at a 31percent compound annual growth rate between 1998 and 2003, according to a recent IDC report.

     Finally, according to Jupiter Research, strong growth in Internet-based advertising is expected to continue, rising from less than $2 billion in 1998 to more than $7 billion in 2002.

Newmedia.com: A Vertical Portal for Internet Architects

     In 1999, we developed newmedia.com, a vertical portal specifically targeting the global Internet Architect community. A "vertical portal" is an Internet Web site that features information and/or services for a specific, well-defined class or community of consumers or professionals. The Web site launched in January 2000.

     Newmedia.com features daily news and information on best practices in Internet business, design, and technology, designed to educate Internet Architects and help them stay on the cutting edge. The site employs several new technologies geared toward enhancing the user's experience and providing customized marketing capabilities to our advertisers and business partners.

     The Web site's architecture departs from traditional page-based navigation models and presents content in moveable windows created with dynamic HTML (DHTML). Users do not leave the site's home page to obtain information, but instead view content within multiple windows on the home page itself. The site makes use of rich media technology and is optimized for viewing over broadband connections like T-1 and DSL. We believe that this architecture makes the site particularly suitable for applications that depend on broadband information delivery, such as professional development and training, product preview and purchase, and virtual team collaboration.

     Newmedia.com's advertising architecture also is a departure from the traditional page-based advertising model. Because the site's home page does not refresh, advertising and sponsorship messages are always visible on the home page. This architecture permits us to sell advertising in time-based units or "spots," similar to radio or television commercials, versus "views" commonly sold on Web sites. Further, the site's architecture permits delivery of advertising that employs rich media technology, including audio and animation. Newmedia.com also includes customization technology designed to track users' content viewing habits and to serve information and advertising messages targeted to their preferences.

     We believe that this architecture will prove attractive to advertisers, due to the potential to deliver visually compelling, targeted advertising messages using the combination of technologies described above. We also believe that this architecture can be extended to provide personalized information and business services to the site's users.

Sales and Marketing

Revenues

     We expect that our revenues will be derived primarily from the sale of time-based advertising spots, site sponsorships, and newsletter advertisements. In addition to these advertising revenue sources, we are evaluating and developing affiliate business partnership relationships, in which we earn a percentage of revenue derived from purchases made by newmedia.com's users on affiliate partner sites. In January 2000, we announced our first affiliate partnership with bsource.com, a business matchmaking service that helps small and medium-sized businesses locate, evaluate, select, and manage outsourced services, such as Web development, legal, accounting, human resources, and public relations. We also intend to develop e-commerce capabilities that will permit us to sell products and services directly on newmedia.com to the site's users.

     We also earn revenue from the NewMedia INVISION Festival, an annual competition and conference that seeks to identify the most original and creative ideas within the global Internet Architect community. Event revenue consists of entry fees to the competition, sponsorship fees for the Festival, and conference and event ticket sales. The 1999 NewMedia INVISION Festival received 1,200 entries from 17 countries, and included a gallery of award-winning entries, an evening International showcase of digital content produced on four continents, and a two-day conference entitled "The Future of Content on the Net." We intend to explore and develop additional conferences and events targeted to the global Internet Architect community.

     Finally, we earn revenue through the rental of our postal mailing list of former subscribers to NewMedia magazine and email list of registered users of newmedia.com. We currently possess an email list of approximately 100,000 registered site users and former magazine subscribers. We intend to continue to develop and build this list by offering incentives to our site users to become registered on the site.

     Because newmedia.com is in an early stage of development, there can be no assurance that we will be successful in attracting sufficient users, advertisers, or affiliate partners for the site, which are all necessary to achieve our business strategy.

Marketing

     We market our product offerings through a combination of methods: offline advertising using magazines, billboards, direct mail, and other means; event sponsorships; online advertising on newmedia.com and other Web sites; link exchange programs with other Web sites; and email direct marketing using the newmedia.com email list and other lists that we may obtain.

Competition

     Newmedia.com's competition includes a variety of Web sites that target the business, design, or technology of Internet development. These include business portals such as The Standard (www.thestandard.com) and Red Herring (www.redherrring.com); news sites such as Wired News (www.wirednews.com); graphics professional sites such as CreativePro (www.creativepro.com); and technology sites such as ZDNet (www.zdnet.com) and SlashDot (www.slashdot.org).

We believe that newmedia.com's editorial content is presented and organized in a fashion that is more specifically suitable to the Internet Architect community than the content of these competing sites, due to the site's architecture and its emphasis on the integration of business, design, and technology skills for the development of successful Internet-based businesses. However, we do compete with these sites and others for advertising revenues and user visits.

Employees

     As of December 31, 1999, we employed approximately 29 people on a full-time basis. We believe that our relations with our employees are good. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

     Our executive office is located in approximately 7,526 square feet of space at 901 Mariner's Island Boulevard, Suite 365, San Mateo, California 94404. We leases the facility pursuant to a lease that was renewed in March 2000 and expires in April 2003. Under the terms of the renewed lease, we started paying monthly rent of approximately $25,300 in January 2000. We believe that the present facilities are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings. From time to time we are involved in legal proceeding in the normal course of business. However, the impact on our financial position, statement of operations and cash flows is not expected to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters or a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     Our Common Stock is traded on the OTC:BB Market under the symbol "NMNW." Our Common Stock was first listed for trading in March 1993. The high and low sales prices are as reported by Bloomberg for 1998 and 1999.


               Fiscal Quarter                           High ($)     Low ($)
               --------------                           --------     -------
     First quarter ended March 31, 1998(1)               1.375        0.625
     Second quarter ended June 30, 1998(1)               1.000        0.375
     Third quarter ended September 30, 1998(1)           1.063        0.563
     Fourth quarter ended December 31, 1998(1)           0.313        0.055
     First quarter ended March 31, 1999(1)               0.312        0.125
     Second quarter ended June 30, 1999                  0.420        0.170
     Third quarter ended September 30, 1999              0.700        0.070
     Fourth quarter ended December 31, 1999              1.375        0.500

----------
(1) In September 1998 the Company was delisted from the Nasdaq Small Cap Market. The Company continued trading on the Pacific Exchange until it was delisted in March 1999.

     We estimate that as of March 22, 2000, there were approximately 350 holders of our Common Stock.

     We have never paid cash dividends on any shares of our capital stock and our Board of Directors intends to continue this policy for the foreseeable future. Our ability to pay dividends on our Common Stock also will be limited by the preferences of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, and Series J Preferred Stock, and may be limited by the terms of future Preferred Stock issuances or indebtedness. Earnings, if any, will be used to finance the development and expansion of our business. Future dividend policy will depend upon our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

     In February 1998 we raised $1,299,900 (before issuance cost) through the sale of 105,000 shares of Series J Preferred Stock. In March 1998 we raised $100,440 (before issuance cost) through the sale of 6,750 shares of Series J Preferred Stock. In June 1998 we raised $550,000 (before issuance cost) through the sale of 57,531 shares of Series J Preferred Stock. These securities were sold to our largest shareholder, MK Global Ventures, in association with its MK GVD Fund.

     Each of the foregoing issuances of securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In addition, the recipient of securities in each transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. The recipient had adequate access, through its relationships with us, to information about us.

ITEM 6. SELECTED FINANCIAL DATA

                                                                  Year Ended December 31,
                                       ----------------------------------------------------------------------
                                          1999           1998           1997           1996           1995
                                       ----------     ----------     ----------     ----------     ----------
                                                  (In Thousands, Except Share And Per Share Data)
Statement of Operations Data:
Revenues ...........................   $    3,659     $    5,629     $    7,637     $    8,618     $    9,754
                                       ----------     ----------     ----------     ----------     ----------
Expenses:
 Editorial .........................        1,137            951          1,151          1,228          1,309
 Production ........................        1,238          1,647          1,922          2,373          2,745
 Circulation .......................        1,384          1,844          2,088          2,072          2,275
 Sales and marketing ...............        2,727          2,817          2,318          2,269          2,522
 Product development ...............          256             45             40             29             36
 General and administrative.........        1,146          1,151            972            914          1,318
                                       ----------     ----------     ----------     ----------     ----------
   Total expenses ..................        7,888          8,455          8,491          8,885         10,205
                                       ----------     ----------     ----------     ----------     ----------

Loss from operations ...............       (4,229)        (2,826)          (854)          (267)          (451)

Interest and other expense, net.....         (230)            --            (32)           (24)           (11)
                                       ----------     ----------     ----------     ----------     ----------
Net loss ...........................   $   (4,459)    $   (2,826)    $     (886)    $     (291)    $     (462)
                                       ==========     ==========     ==========     ==========     ==========
Net loss per share, basic and
 diluted (1) .......................   $    (1.39)    $    (0.88)    $    (0.28)    $    (0.10)    $    (0.15)
                                       ==========     ==========     ==========     ==========     ==========

Weighted average shares (1) ........    3,200,137      3,200,137      3,185,043      3,019,004      3,011,433


                                                                  At December 31,
                                       ----------------------------------------------------------------------
                                          1999           1998           1997           1996           1995
                                       ----------     ----------     ----------     ----------     ----------
                                                                    (In Thousands)
Balance Sheet Data:
Working capital (deficit) ..........   $   (4,471)    $     (243)    $      575     $      442     $      396
Total assets .......................          750          1,710          2,452          2,584          2,247
Shareholders' equity (deficit)......   (8,262,000)    (3,803,000)      (977,000)      (141,000)            85

----------
(1) See Note 2 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Factors Affecting Operating Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Results of Operations

     In September 1999, we announced that we had ceased publication of NewMedia magazine in order to devote our resources to the development of newmedia.com, a vertical portal targeting members of the global Internet Architect community, professionals who utilize business, design, and technology skills to create Web sites and Internet-driven businesses. This is a significant change in our business model and therefore our historical trends may not be a good indicator of future performance. Readers should carefully review all the information in this document including the risk factors contained in the "Factors That May Affect Operating Results And Market Price Of Our Stock" sections of this report.

     Prior to September 1999 we were primarily engaged in the development, production, marketing and sales of integrated information services targeting the professional digital content market. Our main product was NewMedia magazine, the largest publication serving the corporate digital content market with a controlled circulation of more than 215,000 digital content professionals. Our 1999 publishing plan focused NewMedia on requiring the magazine's subscribers to meet significantly more stringent qualification criteria that were started in 1996. In the second quarter of 1998, we returned NewMedia to a monthly publishing frequency. This publishing schedule change was implemented in response to the expressed preference of NewMedia's advertising clients for a standard monthly publishing frequency as opposed to the previous 16-times-per-year schedule.

     We also produced the NewMedia INVISION Awards Festival, an annual competition and conference that seeks to identify the most original and creative ideas within the global Internet Architect community. The 1999 NewMedia INVISION Festival received 1,200 entries from 17 countries and included a gallery of award-winning entries, an evening International showcase of digital content produced on four continents, and a two-day conference focusing on "The Future of Content on the Net."

     The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statement of operations.

                                                   Year Ended December 31,
                                              ----------------------------------
                                              1999          1998          1997
                                              ----          ----          ----
Revenues ................................      100%          100%          100%
Expenses:
   Editorial ............................       31            17            15
   Production ...........................       34            29            25
   Circulation ..........................       38            33            27
   Sales and marketing ..................       75            50            30
   Product development ..................        7             1             1
   General and administrative ...........       31            20            13
                                             -----          ----          ----
     Total expenses .....................      216           150           111
                                             -----          ----          ----
Loss from operations ....................     (116)          (50)          (11)
Interest and other expense, net .........       (6)           --            --
                                             -----          ----          ----
Net loss ................................     (122)%         (50)%         (11)%
                                             =====          ====          ====

Revenues

     Total revenues were $3,659,000 in 1999 compared to $5,629,000 in 1998 and $7,637,000 in 1997. The decrease in 1999 revenues of $1,970,000, or 35 percent, over 1998 was primarily due to a decline in advertising revenues in NewMedia magazine. We published our last issue of NewMedia in September 1999 and recognized no revenue from magazine advertising for the fourth quarter of 1999. This fact, plus the continuation of an industry-wide decline in print advertising in technology publications, accounted for the decline in 1999 revenue over 1998. The decline in 1998 revenue of $2,008,000, or 26 percent, over 1997 was due to the reduction in the publishing frequency of NewMedia magazine from 16 issues per year to one per month, which occurred in the second quarter of 1998, and an industry-wide decline in print advertising in technology publications. We believe that the decrease in net advertising revenue is related to a number of market factors, including the migration of digital content development from CD-ROM-based media to the Internet and shifts in the Macintosh hardware and software markets, as digital content creators made a transition toward increased use of Windows-based workstations. Due to the shift in our business strategy, we have shifted our selling focus from traditional print advertisers to Internet-focused advertisers. Thus, there can be no assurances that under our new business model, we will be able to generate revenues that exceed or even equal historical levels.

Editorial Expenses

     Editorial expenses, comprised principally of salaries and fees paid to the writers for the Company's publications, were $1,137,000 in 1999 compared to $951,000 in 1998 and $1,151,000 in 1997. The increase in 1999 expense of
$186,000, or 20 percent, more than 1998 is attributable to the costs of staffing and consulting associated with the development of newmedia.com. The reduction in editorial expenses for 1998 as compared to 1997 is primarily attributable to cost control programs, some attrition, and a reduction in the number of magazine issues per quarter (from four to three), which started in the second quarter of 1998. Due to our shift to a daily news and information service we believe that editorial expenses will increase in the future.

Production Expenses

     Production expenses, consisting primarily of the costs for design, materials, and printing of NewMedia, were $1,238,000 in 1999 compared to $1,647,000 in 1998 and $1,922,000 in 1997. The decline in 1999 expenses of
$409,000, or 25, percent less than 1998 is directly related to our decision to cease publishing NewMedia magazine in September, which resulted in three fewer magazine issues being produced. The decrease in production expenses in 1998, as compared to 1997, is primarily attributable to the reduction of the number of magazine issues per quarter (from four to three), which started in the second quarter of 1998. Due to our shift to an Internet-based business we believe that production expenses will decrease in the future.

Circulation Expenses

     Circulation expenses, consisting primarily of costs associated with subscription fulfillment, mailing, and the costs to acquire and certify the NewMedia magazine's subscriber list, were $1,384,000 in 1999 compared to $1,844,000 in 1998 and $2,088,000 in 1997. The decline in 1999 expenses of
$460,000, or 25 percent, less than 1998 is directly related to our decision to cease publishing NewMedia magazine in September, which resulted in three fewer issues being produced The decrease in 1998 is primarily due to cost control programs and the focus on more stringent readership qualifications.

     As part of our publishing strategy in 1999, 1998, and 1997, the minimum readership qualifications to receive the magazine were significantly more stringent than in prior years. The external circulation development costs incurred by us to acquire and certify our list of qualified subscribers for each upcoming year were capitalized and then amortized over a 12-month period. As of December 31, 1999, the unamortized portions of these expenditures were $0 and as of December 31, 1998, the unamortized portions of these expenditures were $371,000, which are included in prepaid expenses on the balance sheet. Due to the fact that we have ceased publishing our magazine we do not anticipate incurring circulation expenses in the future.

     Sales and Marketing

     Sales and marketing expenses were $2,727,000 in 1999 compared to $2,817,000 in 1998 and $2,318,000 in 1997. The decline of $90,000, or 3 percent, less than 1998 was primarily due to general cost reduction programs partially offset by higher marketing costs related to the January launch of newmedia.com. The increased expenditures in 1998 were primarily attributable to higher sales expenditures, including compensation expenses related to the hiring of a publisher in July 1998 and new sales personnel in the first half of 1998 and the addition of the two-day Insight Conference program to the INVISION Awards Festival, offset by lower marketing costs. Our shift to an Internet-based information and business service business will require additional selling and marketing expenses to attract both advertisers and users of our site.

     Product Development

     Product development costs were $256,000 in 1999 compared to $45,000 in 1998 and $40,000 in 1997. The increase of $211,000, or 469 percent, more than 1998, is directly related to payments to external consultants for the development of newmedia.com. We anticipate that that we will continue to incur developmental costs in 2000 for the ongoing development and enhancement of newmedia.com.

     General and Administrative

     General and administrative expenses were $1,146,000 in 1999 compared to $1,151,000 in 1998 and $972,000 in 1997. The $5,000 decrease in 1999 over 1998 was due to general cost control programs. The increased expenses in 1998, as compared to 1997, primarily reflect increased consulting, recruitment, and bad debt expenses.

     Interest and Other Income and Expenses

     Interest and other expenses were ($230,000) in 1999 compared to $0 in 1998 and ($32,000) in 1997. The $230,000 increase in 1999 over 1998 is directly related to the increase in our use of short-term debt to fund our working capital requirements. During 1998 we earned interest income of $10,000 on the proceeds of our Series J Convertible Preferred Stock sale, which was offset by $10,000 of interest expense.

     Net Loss

     We incurred a net loss of $4,459,000 in 1999 compared to $2,826,000 in 1998 and $886,000 in 1997. The $1,633,000, or 58 percent, increase in our net loss is primarily due to the short-fall in NewMedia magazine advertising revenue and increased spending on our new Web site in 1999. This decrease was partially offset by lower magazine related expenses resulting from our decision to cease publishing NewMedia magazine in September, which resulted in three fewer issues being produced. The decrease in NewMedia magazine revenue in 1998, partially offset by continued strong costs controls, was the primary contributor to the increased loss in 1998, as compared to 1997. We anticipate that we will continue to incur losses for the foreseeable future as we continue to develop and refine our new business strategy.

     Income Taxes

     At December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $18,600,000, which may be utilized to reduce future taxable income through 2004, subject to certain limitations. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period. As a result of prior financings, which resulted in such an ownership change in April 1990, approximately $500,000 of our net operating loss carryforwards are limited to usage of approximately $50,000 per year. Further, the initial public offering in March 1993 triggered another ownership change of greater than 50% and the potential benefits from utilization of tax carryforwards generated from April 1990 through the date of the offering, totaling approximately $5,600,000, will be limited. The approximate annual limitation on the utilization of those carryforwards is $700,000, provided that this amount is reduced to the extent that the net operating carryforwards generated through April 1990 are utilized. The exact limitation may change. Other conditions may also occur in the future, which would cause us to lose, or further limit the use by us of some or all of these net operating loss carryforwards.

Liquidity and Capital Resources

     We have financed our operations and capital requirements through the date of our initial public offering in March 1993 principally through private sales of debt and equity securities and cash generated from operations. Since inception through December 1999, we have raised approximately $3,924,000 through the issuance of Preferred Stock, including $98,000 Series G Preferred Stock (net of issuance costs) sold in June 1997, $246,000 Series H Preferred Stock (net of issuance costs) sold in September 1997, $450,000 Series I Preferred Stock (net of issuance costs) sold in December 1997, $1,280,000 Series J Preferred Stock (net of issuance costs) sold in February 1998, $100,000 Series J Preferred Stock (net of issuance costs) sold in March 1998, and $541,000 Series J Preferred Stock (net of issuance costs) sold in June 1998, to our largest shareholder, MK Global Ventures in association with its MK GVD Fund

     At December 31, 1999, we had approximately ($4,471,000) in net working capital, and our principal source of liquidity consisted of approximately
$336,000 in cash and funds loaned to us by our major shareholder MK Global Ventures, in association with its MK GVD Fund. These borrowings accrue interest at a rate of 10% per annum and are secured by the assets of the company. Principal and accrued interest is due and payable on demand, which demand may be made at any time, but in no event shall the principle and interest be paid later than 180 days after the date of the borrowing. On December 31, 1999, $1,192,000 in principal and accrued interest that had become due during the quarter was rolled over into a new 180-day note. At December 31, 1999, $4,127,000 was outstanding under these notes.

     We signed an agreement in March 1999 with a new lender, which provides a new line of credit. The revolving credit facility, which had a one-year term, provides for borrowings of up to 80% of eligible receivables not to exceed $600,000. Due to the our decision to cease publication of NewMedia magazine, which was the source of the eligible receivables for the credit facility, the remaining balance outstanding under the credit facility was paid in full in October and the credit facility was subsequently terminated.

     Capital expenditures for 1999 were $95,000 compared to $129,000 in 1998. These expenditures primarily consisted of Personal Computer replacements, software upgrades, and hardware and software for our new Web site. We anticipate that these expenditures will continue for the foreseeable future.

     We expect that we will continue to require significant amounts of cash to finance future operations. During the years ended December 31, 1999, 1998, and 1997, our net cash used in operating activities totaled $3,128,000, $2,629,000, and $291,000, respectively. We are currently seeking additional financing and believe that sufficient cash can be obtained from borrowings from our major shareholder and operating activities such that we will meet our cash requirements for at least the next 12 months. However, there can be no assurance that our anticipation of our cash requirements for the next 12 months will be correct and that we will be able to raise the necessary funds on terms acceptable to us. Thereafter, we anticipate that we may need to raise additional working capital, primarily through sales of debt or equity securities. In addition, we may seek to raise additional working capital prior to the end of 2000 if we can raise such capital on acceptable terms. The terms of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, and outstanding warrants grant the holders thereof certain preferential rights including conversion and/or registration rights, which may have a dilutive effect on existing shareholders and may therefore limit the availability of financing, particularly equity financing. We have no commitments for any such financing, and there can be no assurance that any such debt or equity financing will be available on terms acceptable to us, or at all.

Factors Affecting Operating Results And Market Price Of Stock

     This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

We have a history of losses and accumulated deficits and we expect to incur losses in the foreseeable future.

     We have incurred total net losses of $18,689,000 from inception to December 31, 1999. We expect to incur losses for the foreseeable future as we transform our business model from a traditional print publisher to a producer of information and business services for the Internet Architect professional community. There can be no assurance that our new business strategy and our redesigned Web site will enable us to increase our revenues or become profitable. Our potential future growth depends on many factors, including the acceptance of the redesigned newmedia.com by the Internet Architect community, our ability to attract an increasing number of users to newmedia.com, our ability to attract sufficient advertising customers to newmedia.com, our ability to hire and retain a productive advertising sales force, our ability to hire and retain a creative editorial staff, our ability to manage the technical issues related to a major Web site, and our ability to successfully implement our marketing and product strategies. There can be no assurance that we will be successful in any of these efforts.

We have recently shifted our business strategy to focus on an Internet-based information service and we do not know if we will be successful.

     The key element of our business strategy is to transform ourselves from a traditional print publisher to an enhanced Internet-based information and business service designed to meet the growing needs of the Internet Architect business professionals. To accomplish this objective we must continually develop new and interesting content and deliver it in such a way that the Internet Architect community will find newmedia.com both a rewarding and satisfying experience. This will require additional investments in editorial staff, content creation, and technology expenses. To the extent that our site's content is not perceived as being interesting and compelling or our site experiences technical difficulties, our ability to attract Internet Architects professionals and sell advertising specifically targeted toward them will be negatively impacted. Due to this shift in business strategy, investors should consider the risks, expenses, and difficulties that are encountered by Internet-based businesses in new and rapidly evolving markets.

Our limited history makes evaluating our business difficult.

     Because we converted our business from a traditional print publisher to a Internet-based information and business service model with the launch of newmedia.com in January 2000, we have limited operating history that can be used to evaluate our business. You must consider the risk, expenses and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, including news and information service companies on the Internet.

Our quarterly results may fluctuate resulting in volatility in our stock.

     Our quarterly results may fluctuate significantly due to a number of factors, many of which are outside of our control. These factors include: our ability to attract and retain advertisers; the timing and uncertainty of our advertising sales; seasonal declines in advertising sales, which are generally lower in the first and third calendar quarters of each year; system downtime resulting from technical difficulties, and the amount and timing of expenditures related to the expansion of our business operations and infrastructure.

     Because of these factors, we believe that quarter-to-quarter comparisons may not be a good indication of future performance. If our future quarterly performance falls below investor and market analyst expectations, the price of our common stock may decline.

If we do not increase our user base and the length of time users spend on our site, our ability to attract advertisers and sponsors will be impaired.

     Our business is dependent on increasing the number of users of our site and increasing the amount of time that they spend on our site. If we are unable to increase our user base and the length of time that users spend when they come to our site we may be unable to attract and sign advertising and sponsorship agreements, which could have a material adverse effect on our business.

If we are unable to build and develop our brand our ability to execute our business strategy will be impaired.

     Building and increasing awareness of the newmedia.com brand is a key element of our strategy to attract users and advertisers to our site. As we grow we could face increased competition from existing and new Internet sites. Brand awareness will become an increasingly important means of differentiating ourselves in the minds of our users and advertiser. If we are unable to continue to increase our brand awareness our business could suffer.

If the acceptance of the Internet as a distribution channel does not continue to grow it could have a material adverse effect on our business.

     Our business is highly dependant on the growth and continued development of the Internet as a means of distributing news, information, services and personalized advertising to our targeted users base. Our business could be adversely impacted if the acceptance of the Internet as a distribution channel does not continue to grow, or grows more slowly. Factors that may inhibit the growth of the Internet include: inadequate network structure; security concerns; privacy concerns; inconsistent quality of service; and unavailability of cost-effective, high-speed access to the Internet.

We do not know if our Web site will attract users, which could have a material adverse effect on our business.

     We are redesigning our Web site to provide the Internet Architect community with a rich and rewarding daily experience. If the look and feel functionality of our redesigned Web site is not attractive to the Internet Architect community or if our content is not perceived as being interesting, and compelling we may be unable to attract sufficient users necessary to generate the level of revenues required to achieve profitability.

If our site experiences system problems resulting in down time, we may lose users and advertisers, which could have a material adverse effect on our business.

     Providing timely, new information and other business services to our users in an efficient manner is an important aspect of building our user base. Similarly, the tracking, measurement and reporting of advertisements served on our site to our advertisers is an important part of building and maintaining strong advertising relationships.

     Our site is an integrated system based on purchased hardware, proprietary and third-party software and various third-party service providers, such as Web hosting and ad-serving companies. If any of the hardware, software, or service providers fails to perform, the resulting system downtime could result in dissatisfaction on the part of our users or advertisers, which could have a material adverse affect on our operating results.

If we do not retain our sales personnel or attract new sales personnel, our ability to execute our business strategy will be impaired.

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

Our time-based advertising model is new and unproven, if advertisers do not accept this model, or if our users do not respond to the time-based ads being served, our ability to generate advertising revenues will be impaired.

     Our time-based advertising model is a new and unproven approach to advertising on the Internet. Traditional advertising is based on the concept of placing ad spots on individual content pages. As viewers move through a site the ads change at the same time the pages change.

     Because our site displays content in movable windows created with dynamic HTML, our home page does not change as viewers read additional content. This allows us to maintain fixed ad spots that can be sold on the basis of time similar to radio and television and sponsorship spots that can be permanently displayed.

     If advertisers do not perceive an advantage to time-based advertising on the Internet or if our users do not respond to our time-based ads with either the same or greater click-through rates generated by traditional page-view advertising our ability to generate advertising revenues will be impaired, which could have a material adverse effect on our business.

If users of our site elect not to register, our ability to execute our business strategy will be impaired.

     Our business strategy is dependant on attracting and increasing our registered user base. When users visit our site they have the opportunity to register for our site by providing us their names, email addresses, and a primary area of interest. By registering we are able to, through our site's customization technology, track users' content viewing habits and serve content and advertisements targeted to their individual preferences. This information, we believe, also allows us to attract more advertisers at potentially premium rates due to the targeted nature of how the ads are served. If users elect not to register due to privacy or other concerns, our ability to execute our business strategy will be impaired.

We do not know if we will be able to attract sufficient advertisers, which could have an adverse effect on our business.

     Revenues for newmedia.com will, for the near future, consist primarily of time-based ad spots, sponsorship, and newsletter advertising. The Internet-based advertising industry is highly competitive and is continuing to evolve. Many of our competitors have substantially greater financial, sales, and marketing resources than we do. If we are unable to demonstrate strong acceptance of our Web site by the Internet Architect community, we may be unable to attract sufficient advertisers, and our revenues and operating results will be negatively impacted. Also, there can be no assurance that we will not experience increased competition from new or existing Web sites, which would have a material adverse impact on the our ability to increase our advertising revenues.

If we fail to establish and maintain affiliate business partnerships, our user base and revenue opportunities could decrease, which could have a material adverse effect on our business.

     We are dependant on building affiliate business partnerships that will provide meaningful and useful services and tools to our users and
revenue-sharing   opportunities  for  us.  There  is  intense   competition  for
partnerships on the Internet. If we unable to develop new partnerships and maintain existing relationships, our ability to maintain and grow our user base and generate affiliated revenue transactions would be impaired, which could have a material adverse effect on our business.

Our conferences and events business may not be profitable, which could have a material adverse effect on our business.

     The conferences and events business is a highly competitive business with intense competition for event locations, event sponsorships, and participants. Furthermore, the event business requires advance commitments for a number of items including venues, speakers, equipment, and advertising promotions. If we are unable to generate sponsorship fees or event ticket sales that exceed the costs associated with producing the event, our operating results could be adversely affected.

If we do not retain creative editorial staff or attract new staff and outside contributors, our ability to execute our business strategy will be impaired.

     An element of our business strategy is to provide the Internet Architect community with a daily news and information service. To accomplish this, we need to hire and retain a highly creative and motivated editorial staff and outside contributors to continually develop original, interesting, and compelling content. If we are unable to retain or replace a significant number of our editorial staff or outside contributors that leave our company, our operating results could be negatively affected.

We depend on key personnel, and our inability to retain or attract key personnel could impair our business strategy.

     Our success depends to a large extent upon the efforts and abilities of key managerial employees, including, without limitation, the Chief Executive Officer, President, and Chief Financial Officer of the Company. Our success also depends on the performance of key sales and other management personnel. The loss of certain of these key managers could have a material adverse effect on us. We have not entered into employment agreements with our executive officers and carry no key man insurance on their lives. Our success also will depend upon our ability to continue to attract and retain qualified employees. Competition for such employees is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.

We may be unable to manage our growth or implement our marketing and product strategies, and, if we cannot do so, it could have a material adverse effect on our business.

     Our transition into an Internet-based information and business service targeting the Internet Architect community has positioned us in a market that is growing rapidly and experiencing significant growth in number of users and bandwidth. As we adapt to this changing environment we will need to manage growth in a number of areas. On a technical level, we will have to continually enhance and expand our Internet infrastructure and maintain a reliable network. From a management perspective, we will have to implement and improve our managerial controls and procedures and operating and financial systems. Additionally, as our business expands, we will have to hire, train, and manage a growing workforce. Also, growth and the competitive marketplace will require us to develop and implement new marketing and product strategies. There can be no assurance that we have allowed for the costs and risks associated with a rapidly growing and evolving market or that we will be able to effectively manage the challenges we will face. If we are unable to effectively manage our growth, our business and operating results could be negatively impacted.

Changes in government regulations could increase our cost of doing business, which could have a material adverse effect on our business.

     Currently, there are few laws and regulations that regulate communication, content, and commerce on the Internet. New laws and regulations currently are being considered at the federal, state, and local levels. This laws dealing with issues of user privacy, online content, taxation, and the quality of products and services sold over the Internet could materially increase our operating costs. Additionally, the application of existing law in the areas of copyrights, trademarks, intellectual property ownership, libel, obscenity, and personal privacy issues could significantly increase our costs of doing business and adversely affect our operations.

Our securities may be difficult to trade, and we are subject to "penny stock" rules.

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

     The "penny stock" rules under the Securities Exchange Act of 1934, as amended, also impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. For transactions covered by the penny stock rules, a broker-dealer must make special suitability determinations for purchasers and must have received the purchasers' written consent to the transactions prior to sale. In addition, for any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure also is required about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.

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

We have outstanding preferred stock, which dilutes the voting power and liquidation rights of our common shareholders, and we may issue additional preferred stock, which could cause further dilution.

     Our Articles of Incorporation currently authorize us to issue 10,064,516 shares of preferred stock, of which 8,512,191 shares of preferred stock currently are issued and outstanding (the "Preferred Stock"). The Preferred Stock and accumulated dividends, as of December 31, 1999, are convertible into 8,775,543 shares of our Common Stock. The liquidation, dividend, and conversion features of the currently outstanding Preferred Stock are as follows:

     The Series E Preferred Stock has a liquidation preference per share equal to $0.124 per share and all accumulated and unpaid dividends. After December 31, 1999, the shares of Series E Preferred Stock are convertible into shares of Common Stock as is determined by dividing $0.124 by the Series E Conversion price. The Series E Conversion Price currently is $0.478 as a result of the issuance of the Series J Preferred Stock. Accordingly, each share of Series E Preferred Stock is convertible into approximately 0.3 shares of Common Stock for a total of 2,092,050 shares of Common Stock for all Series E shares. The Series E Preferred Stock also has price-based antidilution rights. Pursuant to the price-based antidilution rights (and subject to certain exceptions), if the Company issues shares at a price below the Series E Conversion Price, the Series E Conversion Price is reduced to the price at which the Company issues the shares.

     The Series E Preferred also has a cumulative dividend right, which accrues at a rate of $0.0074 per share (an aggregate of approximately $60,000 per annum). If there are accumulated unpaid dividends on the Series E Preferred at the time the Series E Preferred converts to Common Stock, then the dividends convert to Common Stock at the effective Series E Conversion Price. At December 31, 1999, the accumulated unpaid dividends, if converted, would be convertible into 847,280 shares of Common Stock.

     Each of the Series F Preferred, Series G Preferred, and Series H Preferred stocks, were issued at prices discounted at 85% of the average closing bid price of our Common Stock as reported on the Nasdaq SmallCap Market for the 10 trading days ending five business days before the closing of the sale (the "Formula Price") of the Shares, and each such Series initially was convertible into one share of Common Stock. The Series I Preferred Stock was issued at a price 10 times the Formula Price and initially was convertible into 10 shares of Common Stock. The Series J Preferred Stock was issued at a price 20 times the Formula Price and each share of Series J Preferred Stock initially was convertible into 20 shares of Common Stock.

     The Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred, and Series J Preferred stocks are entitled to dividends in the amount of five percent of the Initial Sales Price of their respective series per fiscal year only if declared by the Board of Directors. The dividends are not cumulative and no rights accrue to the holders of these series of preferred stock in the event that we do not declare or pay dividends. The liquidation preference per share is equal to $3.039 per share for the Series F Preferred, $1.992 per share for the Series G Preferred, $2.136 per share for the Series H Preferred, $15.62 per share for the Series I Preferred, and $12.531 per share for the Series J Preferred stocks, plus all declared but unpaid dividends. No dividends have been declared on the Preferred Stock. Shares of Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred, and Series J Preferred Stock are convertible into a number of shares of Common Stock equal to the initial sales price of each respective series of Preferred Stock divided by the appropriate conversion price. The initial sales price was $3.039 for the Series F Preferred, $1.992 for the Series G Preferred, $2.136 for the Series H Preferred, $15.62 for the Series I Preferred, and $12.531 for the
Series J Preferred. The conversion prices of each of the Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred, and Series J Preferred is subject to adjustment in the event of subdivisions, splits, combinations, consolidations, or reclassifications of Common Stock and similar events and, for approximately one year after the final sale of each Series in the event that the Company issues shares of Common Stock at a price below the applicable conversion price ("price-based antidilution"). The price-based antidilution feature has expired for the Series F Preferred Stock, the Series G Preferred Stock, the Series H Preferred Stock, the Series I Preferred Stock, and the Series J Preferred Stock.

     The issuance of 57,531 shares of Series J Preferred at $9.56 per share in June 1998 was equivalent to an issuance at $0.478 per share of Common Stock and caused the conversion prices of each of the Series E Preferred, Series G Preferred, Series H Preferred, Series I Preferred, and Series J Preferred to be adjusted to $0.478 per share. Accordingly, each share of Series F Preferred is convertible into 1 share of Common Stock for a total of 82,250 shares of Common Stock for all Series F shares, each share of Series G Preferred is convertible into approximately 4.2 shares of Common Stock for a total of 209,805 shares of Common Stock for all Series G shares, each share of Series H Preferred is convertible into approximately 4.5 shares of Common Stock for a total of 522,828 shares of Common Stock for all Series H shares, each share of Series I Preferred is convertible into approximately 32.7 shares of Common Stock for a total of 941,121 shares of Common Stock for all Series I shares and each share of Series J Preferred is convertible into 24.1 shares of Common Stock for a total of 4,080,209 shares of Common Stock for all Series J shares. All shares of Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred and Series J Preferred Stock then outstanding shall automatically convert into shares of Common Stock upon the election of at least 67% of the authorized, issued, and outstanding shares of each respective Series of Preferred Stock to convert shares of Series F Preferred, Series G Preferred, Series H Preferred, Series I Preferred, and Series J Preferred Stock into Common Stock.

         We also have 1,552,325 shares of additional authorized Preferred Stock that could be issued. The Articles of Incorporation provide that the Board of Directors is authorized to fix the number of shares of any series of Preferred Stock and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of Preferred

Stock and, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series of Preferred Stock, to decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series. Additionally, the Board of Directors may authorize the issuance of additional series of Preferred Stock. These shares could be issued with terms that are more favorable to the holder than those that have previously been issued so long as the current holders of Preferred Stock Series E through Series J each voting as a separate class consent to such issuance. The Board of Directors therefore may issue additional Preferred Stock with voting, liquidation, and conversion rights that could adversely affect the voting power and liquidation rights of the holders of Common Stock. When and if such preferred stock is issued or converted there will be dilution to the then existing Common stockholders. In the event we issue preferred stock with a purchase price of less than $0.478 per share, the Series E conversion price will be further adjusted so that more shares of Common Stock will be issued upon conversion of the Series E Preferred Stock. This will cause additional dilution to the voting power and liquidation rights of the holders of Common Stock.

Two of our shareholders own more than 83% of the company.

     Our principal shareholders, MK Global Ventures II and their affiliate MK GVD Fund (together, the "MK Entities"), together beneficially own over 83 percent of the outstanding Common Stock (assuming conversion of all outstanding Preferred Stock in Common Stock). In addition, the MK Entities have two representatives on our four-person Board of Directors. Accordingly, the MK Entities will be able to determine the composition of our Board of Directors, will retain voting power to approve all matters requiring shareholder approval, and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

Quantitative and qualitative disclosure about market risk

     Our cash equivalents are subject to interest rate risk and will fall in value in the event the market rate increases. However, we believe that the market risk arising from our cash equivalents is not material. Our transactions are generally conducted and our accounts are denominated in United States dollars. Thus we are not exposed to significant foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the financial statements and supplementary financial information attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Form 10-K in that we will include that information in a definitive proxy statement that we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") for our Annual Meeting of Shareholders to be held June 6, 2000.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

          Name              Age    Position with the Company
          ----              ---    -------------------------
     Richard Landry         43     Chairman of the Board of Directors,
                                   Chief Executive Officer and Director
     John Topping           32     President and Publisher
     Kenneth Klein          49     Vice President, Finance and Administration,
                                     Chief Financial Officer and Secretary
     Dirk Spiers (2)        42     Director
     Michael Kaufman (1)    58     Director
     Greg Lahann(1)(2)      41     Director

----------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

     All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected. There is no family relationship between any director or executive officer of the Company. Officers hold office until their successors are duly elected.

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

     Kenneth Klein joined the Company in January 1999 as its Vice President, Finance and Administration, and Chief Financial Officer. In March 1999, Mr. Klein also became Secretary. From 1988 to 1997, Mr. Klein was employed by Worldwide Relocation Management, Inc., a relocation service firm, where he held the positions of Vice President of Finance and Chief Financial Officer, Director of Finance, and Controller.

     Dirk Spiers became a director of the Company in February 2000. In January 2000 Mr. Spiers founded Agency3, a London based hi-tech advertising agency, where he serves as Managing Director. Since 1999 Mr. Spiers has been a founding partner and general manager of Conferenza, an online membership service and Web-based information resource for the digital media community. From September 1996 till December 1997 Mr. Spiers was vice president, product development at Compressent Inc. In 1987 Mr. Spiers founded and was President until 1996, of SMI Group, an international strategic marketing organization that services information technology companies throughout the UK, Europe, and the United States.

     Michael Kaufman became a director of the Company in July 1991. Since October 1987, he has been the President of MK Global Ventures, Palo Alto, California, a venture capital firm specializing in early-stage and startup financing of high technology companies. From August 1981 until October 1987, Mr. Kaufman was a general partner of Oak Investment Partners, a venture capital firm. Prior to August 1981, Mr. Kaufman was President and Chief Operating Officer of Centronics Data Corporation, a manufacturer of computer peripherals. Mr. Kaufman serves on the board of directors of Davox Corp., a telecommunications company, Asante Technologies, Inc., a networking products company, DISC, an optical storage systems company, and Syntellect, an interactive company.

     Greg Lahann became a director of the Company in August 1990. From October 1987 through December 1993, he was the Chief Financial Officer of MK Global Ventures, and since January 1990, he has been a director of MK Global Ventures. From 1981 to 1987, Mr. Lahann was employed by Price Waterhouse LLP as a Certified Public Accountant in various positions, the last of which was as manager in the Audit Department.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

          The following financial statements of HyperMedia Communications, Inc. are filed as part of this report on Form 10-K:

                                                                     Page Number
                                                                     -----------

             Report of Independent Accountants.......................    26

             Balance Sheets--December 31, 1999, and 1998.............    27

             Statements of Operations--Years ended
             December 31, 1999, 1998, and 1997.......................    28

             Statements of Shareholders' Equity
             Years ended December 31, 1999, 1998, and 1997...........    29

             Statements of Cash Flows--Years ended
             December 31, 1999, 1998, and 1997.......................    30

             Notes to Financial Statements...........................    31

          2. Financial Statement Schedules

             Schedule II Valuation and Qualifying Accounts...........    39

          3. Exhibits

             Exhibit
             Number       Description
             ------       -----------

            3.1a(6) Amended and Restated Articles of Incorporation filed as of June 2, 1998.

            3.1b(6)     Certificate   of  Correction  of  Amended  and  Restated
                        Articles of Incorporation filed as of July 2, 1998.

            3.1c(3) Certificate of Determination of Preferences of Series F Preferred Stock of the Registrant.

            3.1d(4) Certificate of Determination of Preferences of Series H Preferred Stock of the Registrant.

            3.1e(4) Certificate of Determination of Preferences of Series I Preferred Stock of the Registrant.

            3.1f(4) Certificate of Determination of Preferences of Series J Preferred Stock of the Registrant.

            3.2(1)      Bylaws of the Registrant.

            4.1(1)      Specimen Common Stock Certificate.

            4.2(3) Common Stock Warrant, dated February 9, 1994, and as amended March 19, 1998, issued by the Registrant to Imperial Bank.

            4.3(3) Series F Preferred Stock Purchase Agreement, dated March 12, 1996, between the Registrant and MK GVD Fund.

            4.4(3) Common Stock Warrant, dated November 26, 1996, issued by the Registrant to MK GVD Fund.

            4.5(4) Series G Preferred Stock Purchase Agreement, dated July 3, 1996, between the Registrant and MK GVD Fund.

            4.6(4) Series H Preferred Stock Purchase Agreement, dated September 8, 1997, between the Registrant and MK GVD Fund.

            4.7(4) Series I Preferred Stock Purchase Agreement, dated December 23, 1997, between the Registrant and MK GVD Fund.

            4.8(4) Series J Preferred Stock Purchase Agreement, dated February 19, 1998, between the Registrant and MK GVD Fund.

            4.9 Common Stock Warrant, dated August 11, 1999 issued by the Registrant to Kaufman Bros., L.P.

            10.1(1) Form of Indemnification Agreement for directors and officers.

            10.2(2) 1991 Stock Plan and forms of agreement thereunder, as amended.

            10.3(2)     1993   Director   Option  Plan  and  form  of  agreement
                        thereunder, as amended.

            10.4(1) Lease Agreement, dated February 21, 1991, between the Registrant and Spieker Partners.

            10.5 Amendment #3 to Lease Agreement, dated February 21, 2000, between the Registrant and Spieker Properties, L.P.

            10.6(1)     Shareholder Voting Agreement.

            10.7(6) $175,000 Subordinated Promissory Note, dated July 14, 1999, issued by the Registrant to MK GVD Fund.

            10.8(6) $147,000 Subordinated Promissory Note, dated July 28, 1999, issued by the Registrant to MK GVD Fund.

            10.9(6) $200,000 Subordinated Promissory Note, dated August 11, 1999, issued by the Registrant to MK GVD Fund.

            10.10(6)    $50,000  Subordinated   Promissory  Note,  dated  August
                        27,1999, issued by the Registrant to MK GVD Fund.

            10.11(6) $200,000 Subordinated Promissory Note, dated September 14, 1999, issued by the Registrant to MK GVD Fund.

            10.12(6) $100,000 Subordinated Promissory Note, dated September 28, 1999, issued by the Registrant to MK GVD Fund.

            10.13(6) $638,137 Subordinated Promissory Note, dated September 30, 1999, issued by the Registrant to MK GVD Fund.

            10.14 $325,000 Subordinated Promissory Note, dated October 13, 1999, issued by the Registrant to MK GVD Fund.

            10.15 $100,000 Subordinated Promissory Note, dated November 8,1999, issued by the Registrant to MK GVD Fund.

            10.16 $200,000 Subordinated Promissory Note, dated November 12,1999, issued by the Registrant to MK GVD Fund.

            10.17 $125,000 Subordinated Promissory Note, dated November 29,1999, issued by the Registrant to MK GVD Fund.

            10.18 $300,000 Subordinated Promissory Note, dated December 13, 1999, issued by the Registrant to MK GVD Fund.

            10.19 $375,000 Subordinated Promissory Note, dated December 23,1999, issued by the Registrant to MK GVD Fund.

            10.20 $1,191,689 Subordinated Promissory Note, dated December 31, 1999, issued by the Registrant to MK GVD Fund.

            11.1        Computation of net loss per share.

            23.1        Consent of Independent Accountants.

            24.1        Power of Attorney (see page 40).

            27.1        Financial Data Schedule.

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

(5) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed August 14, 1998.

(6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed November 15, 1999.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

     (c) Exhibits -- See Item 14(a)3 above.

     (d) Financial Statement Schedules -- See Item 14(a)2 above.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of HyperMedia Communications, Inc.


In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)(1) on page 22 present fairly, in all material respects, the financial position of HyperMedia Communications, Inc. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 22 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
San Jose, California
February 4, 2000

Hypermedia Communications, Inc.
Balance Sheets
--------------------------------------------------------------------------------

                                                                         December 31,
                                                                ----------------------------
                                                                    1999            1998
                                                                ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                                    $    336,000    $    182,000
   Accounts receivable, net of allowance for doubtful
     accounts of $56,000 and $75,000, respectively                   177,000         642,000
   Prepaid expenses and other current assets                         104,000         522,000
                                                                ------------    ------------
       Total current assets                                          617,000       1,346,000

Property and equipment, net                                          133,000         364,000
                                                                ------------    ------------

       Total assets                                             $    750,000    $  1,710,000
                                                                ============    ============
Liabilities, Convertible Preferred Stock
   and Shareholders' Equity (Deficit)
Current liabilities:
   Notes payable - related party                                $  4,127,000    $    400,000
   Note payable - line of credit                                          --         350,000
   Accounts payable                                                  326,000         564,000
   Accrued expenses                                                  621,000         257,000
   Deferred revenue                                                   14,000          18,000
                                                                ------------    ------------
       Total current liabilities                                   5,088,000       1,589,000
                                                                ------------    ------------
Commitments (Note 10)

   Convertible Preferred Stock, $0.001 par value;
     10,064,516 shares authorized;
     $4,000,000 aggregate liquidation amount;
     8,512,191 shares outstanding                                  3,924,000       3,924,000
                                                                ------------    ------------
Shareholders' equity (deficit):
   Common Stock, $0.001 par value;
     50,000,000 shares authorized;
     3,200,137 shares outstanding                                 10,427,000      10,427,000
   Accumulated deficit                                           (18,689,000)    (14,230,000)
                                                                ------------    ------------
       Total shareholders' equity (deficit)                       (8,262,000)     (3,803,000)
                                                                ------------    ------------

         Total liabilities and shareholders' equity (deficit)   $    750,000    $  1,710,000
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

Hypermedia Communications, Inc.
Statements of Operations
--------------------------------------------------------------------------------

                                                      Years Ended December 31,
                                           ---------------------------------------------
                                              1999             1998             1997
                                           -----------      -----------      -----------
Revenues                                   $ 3,659,000      $ 5,629,000      $ 7,637,000
                                           -----------      -----------      -----------
Costs and expenses:
   Editorial                                 1,137,000          951,000        1,151,000
   Production                                1,238,000        1,647,000        1,922,000
   Circulation                               1,384,000        1,844,000        2,088,000
   Sales and marketing                       2,727,000        2,817,000        2,318,000
   Product development                         256,000           45,000           40,000
   General and administrative                1,146,000        1,151,000          972,000
                                           -----------      -----------      -----------

       Total costs and expenses              7,888,000        8,455,000        8,491,000
                                           -----------      -----------      -----------

Loss from operations                        (4,229,000)      (2,826,000)        (854,000)
Interest and other expense, net               (230,000)              --          (32,000)
                                           -----------      -----------      -----------

Net loss                                   $(4,459,000)     $(2,826,000)     $  (886,000)
                                           ===========      ===========      ===========


Net loss per share, basic and diluted      $     (1.39)     $     (0.88)     $     (0.28)
                                           ===========      ===========      ===========

Weighted average shares                      3,200,137        3,200,137        3,185,043
                                           ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

Hypermedia Communications, Inc.
Statements of Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                                            Total
                                                   Common Stock           Accumulated    Shareholders'
                                                Shares       Amount         Deficit    Equity (Deficit)
                                                ------       ------         -------    ----------------
Balance at December 31, 1996                   3,019,004   $10,377,000   $(10,518,000)   $  (141,000)

Issuance of Common Stock for cash                181,133        50,000             --         50,000

Net loss                                              --            --       (886,000)      (886,000)
                                               ---------   -----------   ------------    -----------

Balance at December 31, 1997                   3,200,137    10,427,000    (11,404,000)      (977,000)

Net loss                                              --            --     (2,826,000)    (2,826,000)
                                               ---------   -----------   ------------    -----------

Balance at December 31, 1998                   3,200,137    10,427,000    (14,230,000)    (3,803,000)

Net loss                                              --            --     (4,459,000)    (4,459,000)
                                               ---------   -----------   ------------    -----------

Balance at December 31, 1999                   3,200,137   $10,427,000   $(18,689,000)   $(8,262,000)
                                               =========   ===========   ============    ===========

                           The Accompanying Notes Are An Integral Part of These Financial Statements.

                                                               29

Hypermedia Communications, Inc.
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                  Years Ended December 31,
                                                       -------------------------------------------
                                                          1999             1998            1997
                                                       -----------      -----------      ---------
Cash flows used in operating activities:
  Net loss                                             $(4,459,000)     $(2,826,000)     $(886,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                           326,000          216,000        227,000
   Provision for doubtful accounts                          57,000          168,000         57,000
   Change in assets and liabilities:
     Accounts receivable                                   408,000          355,000         72,000
     Prepaid expenses and other current assets             418,000           45,000         (6,000)
     Accounts payable                                     (238,000)        (392,000)       134,000
     Accrued expenses                                      364,000         (182,000)       113,000
     Deferred revenue                                       (4,000)         (13,000)        (2,000)
                                                       -----------      -----------      ---------
       Net cash used in operating activities            (3,128,000)      (2,629,000)      (291,000)
                                                       -----------      -----------      ---------

Cash flows used in investing activities:
  Property and equipment - acquisitions                    (95,000)        (129,000)       (56,000)
                                                       -----------      -----------      ---------
       Net cash used in investing activities               (95,000)        (129,000)       (56,000)
                                                       -----------      -----------      ---------

Cash flows provided by financing activities:
  Proceeds from notes payable - related party            3,727,000          400,000             --
  Proceeds from line of credit                                  --          350,000             --
  Repayment of line of credit                             (350,000)              --       (335,000)
  Proceeds from issuance of Common Stock                        --               --         50,000
  Proceeds from issuance of Convertible Preferred
    Stock, net                                                  --        1,921,000        794,000
                                                       -----------      -----------      ---------
       Net cash provided by financing activities         3,377,000        2,671,000        509,000
                                                       -----------      -----------      ---------

Net increase (decrease) in cash                            154,000          (87,000)       162,000

Cash and cash equivalents at beginning of year             182,000          269,000        107,000
                                                       -----------      -----------      ---------

Cash and cash equivalents at end of year               $   336,000      $   182,000      $ 269,000
                                                       ===========      ===========      =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   170,000      $    12,000      $  28,000
                                                       ===========      ===========      =========

           The Accompanying Notes Are An Integral Part of These Financial Statements.

                                            30

Hypermedia Communications, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

1. The Company and Its Business

HyperMedia Communications, Inc. (the "Company") was incorporated in California during August 1989. During September 1999, the Company announced a change in operations from a traditional print publication to an enhanced, internet-based information service. The Company published its final issue of NewMedia magazine and began devoting its resources to the development of its website, newmedia.com, which provides daily news and information services to the Internet architect community. The Company will continue to produce the NewMedia INVISION Awards Festival, a juried digital media competition and conference that seeks to identify the most original and creative ideas within the global Internet architect community.

At December 31, 1999, the Company had an accumulated deficit of $18,689,000 and continues to be dependent upon external sources of capital to support its operations. Management is presently involved in efforts to raise additional external financing. In the event management is unsuccessful in its efforts to raise additional funds, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities or any adjustments that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

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

Fair value of financial instruments
The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and borrowings are carried at cost, which approximate fair value because of the short-term nature of such instruments.

Concentration of credit risk
The Company's financial instruments include cash and cash equivalents as well as accounts receivable that potentially subject the Company to credit risk. The Company maintains its cash balances in a high quality financial institution, which exceeded federally insured limits at December 31, 1999. However, the Company believes such credit risk is minimal. To mitigate credit risk for accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based on expected collectibility. During the years ended December 31, 1999, 1998 and 1997, the Company wrote-off approximately $76,000, $203,000 and $127,000, respectively, of accounts receivable balances. No individual customers accounted for 10% or more of accounts receivable.

Promotional expenses
External costs to acquire and certify the Company's subscriber list are capitalized as an identifiable intangible asset in accordance with APB No. 17, "Intangible Assets." Such capitalized costs are amortized using the

Hypermedia Communications, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

straight-line method over the estimated period of benefit of one year. No capitalized amounts were outstanding at December 31, 1999. Refer to Note 3.

Property and equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from two to seven years. In January 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires software development costs associated with internal use software to be charged to operation until certain capitalization criteria are met. For the year ended December 31, 1999, no software development costs were capitalized.

Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.

Revenue recognition
From inception through the last issue of NewMedia magazine in September 1999, the Company primarily generated revenue from advertisements in the Company's magazine with supplemental revenue from the INVISION Awards Festival and list rentals. Revenue was recognized upon publication of each magazine to the extent that no material remaining obligations existed and amounts were considered probable of collection. Subsequent to September 1999 and through December 31, 1999 the Company primarily generated revenue from the INVISION Awards Festival and list rentals only.

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

Basic and diluted net loss per share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock option and warrants (using the treasury stock method). Potential common equivalent shares are excluded from the computation if their effect is antidilutive. At December 31, 1999 Common Shares equivalents total 10,024,348, comprised of 1,215,544 options, 33,261 warrants and 8,775,543 shares of preferred stock after applying conversion ratios. Refer to Note 6.

Stock-based compensation
The Company applies Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans, as permitted by the Financial Accounting Standards Board's No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, entities to adopt that method of accounting for their employee stock compensation plans. The pro forma disclosures of the difference between compensation cost included in net loss and the related cost measured by the fair value method are presented in Note 8.

Hypermedia Communications, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

Comprehensive income
Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income other than its net loss.

Segment information
In June 1998, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it conducts business in one reportable operating segment.

Reclassification
Certain 1998 balances have been reclassified for comparative purposes.

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

                                                          December 31,
                                                        1999        1998
                                                      --------    --------
Prepaid circulation costs                             $     --    $371,000
Prepaid services                                        19,000      87,000
Prepaid rent and deposits                               52,000      26,000
Other                                                   33,000      38,000
                                                      --------    --------

                                                      $104,000    $522,000
                                                      ========    ========

In connection with the Company's September 1999 announcement of its change in operations, the Company wrote-off certain prepaid expenses, including external costs to acquire and certify its list of qualified subscribers to the previously issued NewMedia magazine. At December 31, 1999 and 1998, such capitalized costs were $0 and $371,000, respectively. Related amortization expenses were $408,000, $590,000, and $620,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

4. Property and Equipment, Net

Property and equipment, net consists of the following:

                                                           December 31,
                                                        1999           1998
                                                     -----------    -----------
Equipment                                            $  351,000     $ 1,270,000
Furniture and fixtures                                  141,000         277,000
                                                     ----------     -----------
                                                        492,000       1,547,000
Less:  accumulated depreciation and amortization       (359,000)     (1,183,000)
                                                     ----------     -----------

                                                     $  133,000     $   364,000
                                                     ==========     ===========

During the year ended December 31, 1999, the Company disposed of fully-depreciated property and equipment with a gross book value of $1,138,894. In addition, the Company recorded a charge totaling $174,411 in connection with

Hypermedia Communications, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

the impairment of certain property and equipment assets during the year ended December 31, 1999.

5. Notes Payable

Related party transactions
At December 31, 1999 and 1998, borrowings from its principal shareholder totaled $4,127,000 and $400,000, respectively. Borrowings accrue interest at 10% per annum and are collateralized by the Company's assets. Principal and accrued interest is due and payable on demand by the lender. Demand may be made at any time, and principal and accrued interest shall not be paid later than 180 days after the date of borrowing.

6. Convertible Preferred Stock

The Company's principal shareholders, MK Global Ventures II and MK GVD Fund, beneficially own 83% of the outstanding Common Stock assuming conversion of all outstanding Convertible Preferred Stock into Common Stock. Convertible Preferred Stock at December 31, 1999, consists of the following:

                                                                       Proceeds
                                                        Aggregate       Net of
               Year          Shares        Shares      Liquidation     Issuance
Series        Issued       Authorized    Outstanding      Amount         Costs
------        ------       ----------    -----------      ------         -----
Series E       1993         8,064,516     8,064,516     $1,000,000    $1,000,000
Series F       1996            82,250        82,250        250,000       209,000
Series G       1997            50,344        50,344        100,000        98,000
Series H       1997           117,000       117,000        250,000       246,000
Series I       1997            28,800        28,800        450,000       450,000
Series J       1998           250,000       169,281      1,950,000     1,921,000
Undesignated                1,471,606            --             --            --
                           ----------    ----------     ----------    ----------

                           10,064,516     8,512,191     $4,000,000    $3,924,000
                           ==========    ==========     ==========    ==========

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

Liquidation
In the event of any liquidation or winding up of the Company, the holders of Series E, F, G, H, I and J Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution to holders of Common Stock, the amounts summarized in the table above, plus an amount equal to all declared

Hypermedia Communications, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

but unpaid dividends on such shares. After paying the amounts due the holders of shares of Convertible Preferred Stock, the remaining assets available for distribution shall be distributed ratably to the holders of Common Stock and holders of Convertible Preferred Stock as if fully converted to Common Stock. If assets are insufficient to permit payment in full to the holders of Convertible Preferred Stock, then distribution would be made to the Series E shareholders then to all other Convertible Preferred Stock holders on a pro-rata basis.

Conversion
Each share of Convertible Preferred Stock shall be convertible into Common Stock at the option of the holder. The number of shares of fully paid and nonassessable Common Stock into which each share of Convertible Preferred Stock may be converted shall be determined at the initial sale of $0.124 for Series E, $3.04 for Series F, $1.99 for Series G, and $2.14 for Series H. Each share of Series I converts to 10 shares of Common Stock with an initial sale price of $15.62 per share. Each share of Series J converts to 20 shares of Common Stock with an average sale price of $11.52 per share. The actual conversion price is subject to certain adjustments, as defined, which essentially provide dilution protection for the holders of Convertible Preferred Stock. At December 31, 1999 the 8,512,191 shares of Preferred Stock would be convertible into 8,775,543 shares of Common Stock.

7. Warrants

The following warrants were outstanding at December 31, 1999:

In June 1997, the Company issued a warrant to purchase 1,724 shares of Common Stock at $2.25 per share in conjunction with the Series G Convertible Preferred Stock financing. The warrant expires in June 2002, and had a nominal value on the date of grant.

In March 1998, the Company amended a prior warrant agreement to entitle the holder to purchase 6,897 shares of Common Stock at $2.69 per share. The amendment was made in connection with the renewal of the Company's credit facility. The expiration date of the warrant was extended to February 2001 and was repriced at $1.14 per share. The warrant had a nominal value on the amendment date.

In August 1999, the Company contracted with an agent to serve as a strategic advisor. A fully exercisable warrant was granted for the purchase of 25,000 shares of Common Stock at an exercise price of $0.50. The warrant expires in August 2002, and had a nominal value on the date of grant.

8. Stock Compensation Plans

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

Hypermedia Communications, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

In February 1998, the Company canceled options to purchase 309,856 shares of Common Stock with exercise prices ranging from $2.13 to $7.75, previously granted to employees, and reissued all such options at an exercise price of $1.13 per share, the fair market value of the Company's Common Stock on that date.

In April 1994, the Company adopted the 1993 Director Stock Option Plan. The option plan provides for the automatic, nondiscretionary grant of nonstatutory stock options to the Company's nonemployee directors. The terms of the plan are substantially similar to those for nonstatutory options granted under the Company's employee stock option plan. The automatic grant applies to each nonemployee director upon the initial appointment to the board, and annually upon re-election of each nonemployee director by the shareholders. Initial grants were for 25,000 shares and annual grants shall be for 5,000 shares. The shares will vest over four years. The number of shares of Common Stock reserved for issuance under this plan, as amended, totaled 250,000 shares. At December 31, 1999, 110,000 shares were issued, of which 25,000 were exercisable.

For the purposes of complying with the disclosure provisions of SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0.0%, expected volatility of 70.0%, expected lives of five years for all years and risk free rates of 6.4%, 4.8% and 6.4%.

Activity under both the 1991 Stock Option Plan and the 1993 Director Stock Option Plan is as follows:

                                             1999                   1998                  1997
                                     --------------------    -------------------   -------------------
                                                Weighted-              Weighted-             Weighted-
                                                 Average                Average               Average
                                                Exercise               Exercise              Exercise
                                     Shares       Price      Shares      Price     Shares      Price
                                     ------       -----      ------      -----     ------      -----
Outstanding at beginning of year      903,044    $ 1.38      637,544    $ 3.35     554,544     $ 3.83

Granted                               528,500      0.44      869,356      1.05     198,500       2.77
Exercised                                  --        --           --        --          --         --
Canceled                             (216,000)     1.19     (603,856)     3.01    (115,500)      4.64
                                   ----------              ---------             ---------

Outstanding at end of year          1,215,544      1.01      903,044      1.38     637,544       3.35
                                   ==========              =========             =========

Options exercisable at year end       397,946                187,937               328,828
                                   ==========              =========             =========
Weighted-average fair value of
   options granted during the year               $ 0.19                 $ 0.66                 $ 1.75
                                                 ======                 ======                 ======

Hypermedia Communications, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1999:

                            Options Outstanding                    Options Exercisable
              ----------------------------------------------   ---------------------------

                  Number          Weighted-        Weighted-        Number        Weighted-
Range of      Outstanding at       Average          Average     Exercisable at     Average
Exercise       December 31,       Remaining        Exercise       December 31,     Exercise
Prices             1999        Contractual Life      Price           1999           Price
------             ----        ----------------      -----           ----           -----
$0.19-$0.30       189,089        6.83 years         $ 0.28          64,589         $ 0.28
$0.375-$0.75      362,500        9.74               $ 0.47               -         $   --
$0.88-$1.13       524,856        7.72               $ 1.08         207,800         $ 1.09
$2.38-$2.87       127,099        4.32               $ 2.64         113,557         $ 2.62
$7.25-$8.50        12,000        3.57               $ 7.77          12,000         $ 7.77
                ---------                                          -------
                1,215,544                                          397,946
                =========                                          =======

Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net loss would have been as follows:

                                         Years Ended December 31,
                                ------------------------------------------
                                   1999           1998           1997
                                   ----           ----           ----
Net loss:
   As reported                  $(4,459,000)   $(2,826,000)   $  (886,000)
   Pro forma                    $(4,611,000)   $(2,899,000)   $(1,040,000)

Net loss per share,
  basic and diluted:
   As reported                  $     (1.39)   $     (0.88)   $     (0.28)
   Pro forma                    $     (1.44)   $     (0.91)   $     (0.33)

Because additional grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

1997 Employee Stock Purchase Plan
During 1997, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees to contribute up to 15% of their base compensation to purchase Common Stock of the Company at 85% of fair market value and are subject to approval by the Board of Directors. The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Purchase Plan shall be 150,000 shares, subject to changes in the Company's capitalization. As of December 31, 1999, no shares were issued under the Purchase Plan.

9. Income Taxes

No provision for federal and state income taxes has been recorded as the Company incurred net operating losses through December 31, 1999. At December 31, 1999, the Company had net operating loss carryforwards of approximately $18,600,000 and $4,600,000 for federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards begin to expire in various amounts beginning in 2004 and 2000, respectively, subject to certain limitations. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited

Hypermedia Communications, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

in certain circumstances. Events which may cause changes in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period. As a result of prior financings which resulted in such an ownership change in April 1990, approximately $500,000 of the Company's net operating loss carryforwards are limited to usage of approximately $50,000 per year.

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

Deferred tax assets (liabilities) are composed of the following:

                                                           December 31,
                                                      1999             1998
                                                   -----------      -----------
Net operating loss carryforwards                   $ 6,800,000      $ 5,400,000
Allowance for doubtful accounts                         23,000           40,000
Other                                                   76,000           50,000
                                                   -----------      -----------

Gross deferred tax assets                            6,899,000        5,490,000
Gross deferred tax liabilities                              --         (150,000)
Deferred tax asset valuation allowance              (6,899,000)      (5,340,000)
                                                   -----------      -----------

Net deferred tax asset                             $        --      $        --
                                                   ===========      ===========

The  deferred  tax  asset  valuation   allowance  is  required  because  of  the
uncertainty regarding the realization of the deferred tax assets.

10. Commitments

Future minimum lease payments under noncancelable operating leases are as follows:

Years Ended December 31,

2000                                                                  $  406,281
2001                                                                     445,201
2002                                                                     443,748
2003                                                                     151,296
Thereafter                                                                    --
                                                                      ----------

                                                                      $1,446,526
                                                                      ==========

Total rental expense under operating leases was $318,000, $313,000 and $254,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                         HYPERMEDIA COMMUNICATIONS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                 Balance at                           Balance at
                                Beginning of                          Ending of
Description                        Year      Additions   Deductions      Year
-----------                        ----      ---------   ----------      ----
Allowance for doubtful
 accounts receivable

Year ended December 31, 1999    $ 75,000     $ 57,000    $ (76,000)    $ 56,000

Year ended December 31, 1998    $110,000     $168,000    $(203,000)    $ 75,000

Year ended December 31, 1997    $180,000     $ 57,000    $(127,000)    $110,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HYPERMEDIA COMMUNICATIONS, INC.


Dated: March 29, 2000                By: \s\ Kenneth Klein
                                        -----------------------------------
                                        Kenneth Klein, Vice President of
                                        Finance and Administration, Chief
                                        Financial Officer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

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

      Signature                            Title                                     Date
      ---------                            -----                                     ----
\s\ Richard Landry         Chairman of the Board of Directors,                  March 27, 2000
--------------------       Chief Executive Officer, and
Richard Landry             Director (Principal Executive Officer)


\s\ Kenneth Klein          Vice President of Finance and Administration and     March 27, 2000
--------------------       Chief Financial Officer (Principal Financial and
Kenneth Klein              Accounting Officer)


\s\ Dirk Spiers            Director                                             March 27, 2000
--------------------
Dirk Spiers


\s\ Michael Kaufman        Director                                             March 27, 2000
--------------------
Michael Kaufman


\s\ Greg Lahann            Director                                             March 27, 2000
--------------------
Greg Lahann

                                INDEX TO EXHIBITS

Exhibit
Number                                   Description
------                                   -----------

(3.1a(6)     Amended and Restated Articles of Incorporation  filed as of June 2,
             1998.

3.1b(6) Certificate of Correction of Amended and Restated Articles of Incorporation filed as of July 2, 1998.

3.1c(3) Certificate of Determination of Preferences of Series F Preferred Stock of the Registrant.

3.1d(4) Certificate of Determination of Preferences of Series H Preferred Stock of the Registrant.

3.1e(4) Certificate of Determination of Preferences of Series I Preferred Stock of the Registrant.

3.1f(4) Certificate of Determination of Preferences of Series J Preferred Stock of the Registrant.

3.2(1)       Bylaws of the Registrant.

4.1(1)       Specimen Common Stock Certificate.

4.2(3) Common Stock Warrant, dated February 9, 1994 and as amended March 19, 1998, issued by the Registrant to Imperial Bank.

4.3(3) Series F Preferred Stock Purchase Agreement, dated March 12, 1996, between the Registrant and MK GVD Fund.

4.4(3) Common Stock Warrant, dated November 26, 1996, issued by the Registrant to MK GVD Fund.

4.5(4) Series G Preferred Stock Purchase Agreement, dated July 3, 1996, between the Registrant and MK GVD Fund.

4.6(4) Series H Preferred Stock Purchase Agreement, dated September 8, 1997, between the Registrant and MK GVD Fund.

4.7(4) Series I Preferred Stock Purchase Agreement, dated December 23, 1997, between the Registrant and MK GVD Fund.

4.8(4) Series J Preferred Stock Purchase Agreement, dated February 19, 1998, between the Registrant and MK GVD Fund.

4.9 Common Stock Warrant, dated August 11, 1999, issued by the Registrant to Kaufman Bros., L.P.

10.1(1)      Form of Indemnification Agreement for directors and officers.

10.2(2)      1991 Stock Plan and forms of agreement thereunder, as amended.

10.3(2) 1993 Director Option Plan and form of agreement thereunder, as amended.

10.4(1) Lease Agreement, dated February 21, 1991, between the Registrant and Spieker Partners.

10.5 Amendment #3 to Lease Agreement, dated February 21, 2000, between the Registrant and Spieker Properties, L.P.

10.6(1)      Shareholder Voting Agreement.

10.7(6) $175,000 Subordinated Promissory Note, dated July 14, 1999, issued by the Registrant to MK GVD Fund.

10.8(6) $147,000 Subordinated Promissory Note, dated July 28, 1999, issued by the Registrant to MK GVD Fund.

10.9(6) $200,000 Subordinated Promissory Note, dated August 11, 1999, issued by the Registrant to MK GVD Fund.

10.10(6) $50,000 Subordinated Promissory Note, dated August 27,1999, issued by the Registrant to MK GVD Fund.

10.11(6) $200,000 Subordinated Promissory Note, dated September 14, 1999, issued by the Registrant to MK GVD Fund.

10.12(6) $100,000 Subordinated Promissory Note, dated September 28, 1999, issued by the Registrant to MK GVD Fund.

10.13(6) $638,137 Subordinated Promissory Note, dated September 30, 1999, issued by the Registrant to MK GVD Fund.

10.14 $325,000 Subordinated Promissory Note, dated October 13, 1999, issued by the Registrant to MK GVD Fund.

10.15 $100,000 Subordinated Promissory Note, dated November 8,1999, issued by the Registrant to MK GVD Fund.

10.16 $200,000 Subordinated Promissory Note, dated November 12,1999, issued by the Registrant to MK GVD Fund.

10.17 $125,000 Subordinated Promissory Note, dated November 29,1999, issued by the Registrant to MK GVD Fund.

10.18 $300,000 Subordinated Promissory Note, dated December 13, 1999, issued by the Registrant to MK GVD Fund.

10.19 $375,000 Subordinated Promissory Note, dated December 23,1999, issued by the Registrant to MK GVD Fund.

10.20 $1,191,689 Subordinated Promissory Note, dated December 31, 1999, issued by the Registrant to MK GVD Fund.

11.1         Computation of net loss per share.

23.1         Consent of Independent Accountants.

24.1         Power of Attorney (see page 40).

27.1         Financial Data Schedule