Form 10-K/A
period 1999-12-31
HYPERMEDIA COMMUNICATIONS INC
filed 2000-05-05
CIK 894680

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-K/A

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

                    ----------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

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

================================================================================

We hereby submit this amendment to our Annual Report on Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange
Commission on March 30, 2000, to correct certain errors set forth in Item 6 with respect to shareholders equity as follows:
                                                      PART II

ITEM 6.       SELECTED FINANCIAL DATA

                                                                  Year Ended December 31,
                                            1999          1998             1997             1996             1995
                                            ----          ----             ----             ----             ----
                                                        (In Thousands, Except Share And Per Share Data)
Statement of Operations Data:
Revenues..............................   $  3,659       $ 5,629          $ 7,637          $ 8,618          $ 9,754
                                         --------      --------          -------          -------          -------
Expenses:
   Editorial .........................      1,137           951            1,151            1,228            1,309
   Production ........................      1,238         1,647            1,922            2,373            2,745
   Circulation .......................      1,384         1,844            2,088            2,072            2,275
   Sales and marketing ...............      2,727         2,817            2,318            2,269            2,522
   Product development ...............        256            45               40               29               36
   General and administrative ........      1,146         1,151              972              914            1,318
                                         --------      --------          -------          -------          -------
     Total expenses                         7,888         8,455            8,491            8,885           10,205
                                         --------      --------          -------          -------          -------

Loss from operations .................     (4,229)       (2,826)            (854)            (267)            (451)
Interest and other expense, net ......       (230)            -              (32)             (24)             (11)
                                         --------      --------          -------          -------          -------
Net loss .............................   $ (4,459)      $(2,826)          $ (886)         $  (291)         $  (462)
                                         ========      ========          =======          =======          =======
Net loss per share, basic and
   diluted (1) .......................   $  (1.39)      $ (0.88)          $(0.28)         $ (0.10)         $ (0.15)
                                         ========      ========          =======          =======          =======

Weighted average shares (1)...........  3,200,137     3,200,137        3,185,043        3,019,004        3,011,433


                                                                      At December 31,
                                            1999          1998             1997             1996             1995
                                            ----          ----             ----             ----             ----
                                                                      (In Thousands)

Balance Sheet Data:

Working capital (deficit) ............    $(4,471)        $(243)           $ 575            $ 442            $ 396
Total assets .........................        750         1,710            2,452            2,584            2,247
Shareholders' equity (deficit) .......     (8,262)       (3,803)            (977)            (141)              85

(1) See Note 2 of Notes to Financial Statements that are filed as part of Hypermedia's annual report on Form 10-K for the year ended 1999 for an explanation of the method used to determine the number of shares used to compute per share amounts.

                                       2

                                            Part IV

Item 14.          EXHIBITS

         (a)      3.       Exhibits

                           Exhibit
                           Number       Description
                           ------       -----------

                           23.1         Consent of Independent Accountants.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HYPERMEDIA COMMUNICATIONS, INC.


Dated: May 3, 2000                 By:  \s\ Kenneth Klein
                                       -------------------------
                                   Kenneth Klein, Vice President of
                                   Finance and Administration,
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting  Officer)

                                  EXHIBIT INDEX

Exhibit
Number        Description
------        -----------

23.1          Consent of Independent Accountants