Form 10-Q
period 2000-03-31
HYPERMEDIA COMMUNICATIONS INC
filed 2000-05-15
CIK 894680

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

                                       or

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_____to_____.

Commission File Number  1-11624
                        -------

                         HyperMedia Communications, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         California                                               94-3104247
-------------------------------                                   ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 901 Mariner's Island Blvd., Suite 365,
          San Mateo, California                                         94404
         ----------------------                                         -----
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

As of March 22, 2000, 3,200,683 shares of the Registrant's common stock were issued and outstanding.

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----

PART I       FINANCIAL INFORMATION.......................................................................... 2

         ITEM 1.     Financial Statements

                     Condensed Balance Sheets as of March 31, 2000 and

                     December 31, 1999.....................................................................  2

                     Condensed Statements of Operations for the Three Months Ended
                     March 31, 2000 and March 31, 1999.....................................................  3

                     Condensed Statements of Cash Flows for the Three Months Ended
                     March 31, 2000 and March 31, 1999.....................................................  4

                     Notes to Condensed Financial Statements...............................................  5

         ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations   7

         ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk............................. 20

PART II      OTHER INFORMATION............................................................................. 21

         ITEM 1.     Legal Proceedings..................................................................... 21

         ITEM 2.     Changes in Securities and Use of Proceeds............................................. 21

         ITEM 3      Defaults Upon Senior Securities....................................................... 21

         ITEM 4.     Submission of Matters to a Vote of Security Holders................................... 21

         ITEM 5.     Other Information..................................................................... 21

         ITEM 6.     Exhibits and Reports on Form 8-K...................................................... 21

SIGNATURES................................................................................................. 22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         HYPERMEDIA COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                    March 31,     December 31,
                                                                      2000            1999
                                                                  ------------    ------------
                                                                  (UNAUDITED)
Assets
Current assets:
   Cash and cash equivalents                                      $    465,000    $    336,000
   Accounts receivable, net of allowance for
      doubtful accounts of $58,000 and $56,000                         269,000         177,000
   Prepaid expenses and other assets                                   171,000         104,000
                                                                  ------------    ------------
       Total current assets                                            905,000         617,000

Property and equipment, net                                            152,000         133,000
                                                                  ------------    ------------
       Total assets                                               $  1,057,000    $    750,000
                                                                  ============    ============

Liabilities, Convertible Preferred Stock and Shareholders'
Equity (Deficit)
Current liabilities:
   Note payable - related party                                   $  5,427,000    $  4,127,000
   Accounts payable                                                    389,000         326,000
   Accrued liabilities                                                 618,000         621,000
   Deferred revenue                                                     31,000          14,000
                                                                  ------------    ------------
       Total current liabilities                                     6,465,000       5,088,000
                                                                  ------------    ------------

Convertible Preferred Stock, $.001 par value; 10,064,516 shares authorized; $4,000,000 aggregate liquidation amount;
 8,512,191 shares issued and outstanding                             3,924,000       3,924,000
                                                                  ------------    ------------

Shareholders' equity (deficit):
   Common Stock, $.001 par value; 50,000,000 shares
     authorized; 3,200,683 and 3,200,137 shares issued and
     outstanding                                                    10,427,000      10,427,000
   Accumulated deficit                                             (19,759,000)    (18,689,000)
                                                                  ------------    ------------
       Total shareholders' equity (deficit)                         (9,332,000)     (8,262,000)
                                                                  ------------    ------------

       Total liabilities, convertible preferred stock
         and shareholders' equity (deficit)                       $  1,057,000    $    750,000
                                                                  ============    ============

       See the accompanying notes to these condensed financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                   -----------------------------
                                                       2000            1999
                                                   -----------      -----------

Revenues                                           $   416,000      $ 1,170,000

Cost of revenues                                       377,000        1,099,000
                                                   -----------      -----------

Gross profit                                            39,000           71,000
                                                   -----------      -----------

Expenses:
    Sales and marketing                                593,000          522,000
    Product development                                 89,000             --
    General and administrative                         312,000          257,000
                                                   -----------      -----------
             Total expenses                            994,000          779,000
                                                   -----------      -----------

Loss from operations                                  (955,000)        (708,000)

Interest and other expense, net                        115,000           31,000
                                                   -----------      -----------
Net loss                                           ($1,070,000)     ($  739,000)
                                                   ===========      ===========

Net loss per share, basic and diluted              ($     0.33)     ($     0.23)
                                                   ===========      ===========

Weighted average shares                              3,200,379        3,200,137
                                                   ===========      ===========

       See the accompanying notes to these condensed financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                     ---------------------------
                                                        2000           1999
                                                     -----------    -----------

Cash flow used in operating activities:

       Net loss                                      ($1,070,000)   ($  739,000)
                                                     -----------    -----------
       Adjustments to reconcile net loss to net
           cash used in operating activities:
           Depreciation and amortization                  32,000         44,000
           Allowance for doubtful accounts                 2,000         40,000
           Change in assets and liabilities:
               Accounts receivable                       (94,000)      (193,000)
               Prepaid expenses and other assets         (67,000)        22,000
               Accounts payable                           63,000         15,000
               Accrued liabilities                        (3,000)       (24,000)
               Deferred revenue                           17,000          4,000
                                                     -----------    -----------
Net cash used in operating activities                 (1,120,000)      (831,000)
                                                     -----------    -----------

Cash flow used in investing activities:
       Purchase of fixed assets                          (51,000)        (7,000)
                                                     -----------    -----------

Cash flows used in financing activities:

       Proceeds from notes payable - related party     1,300,000        600,000
       Proceeds from notes payable - line of credit         --          409,000
       Repayment of line of credit                          --         (350,000)
                                                     -----------    -----------
Net cash provided by financing activities              1,300,000        659,000
                                                     -----------    -----------

Net increase (decrease) in cash                          129,000       (179,000)

Cash at beginning of period                              336,000        182,000
                                                     -----------    -----------

Cash at end of period                                $   465,000    $     3,000
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest      $     4,000    $    10,000
                                                     ===========    ===========

       See the accompanying notes to these condensed financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

         The financial statements of HyperMedia Communications, Inc. (the "Company") as of March 31, 2000 and for the three months ended March 31, 2000 and 1999, are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1999 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results expected for the entire year.

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

         During September 1999, the Company announced a change in operations from a traditional print publication to an enhanced, internet-based information service. The Company published its final issue of NewMedia magazine and began devoting its resources to the development of its website, newmedia.com, which provides daily news and information services to the Internet architect community. The Company will continue to produce the NewMedia INVISION Awards Festival, a juried digital media competition and conference that seeks to identify the most original and creative ideas within the global Internet architect community. This is a significant change in the Company's business model and therefore historical trends may not be a good indicator of future performance. Readers should carefully review all the information in this document including the risk factors contained in the "Factors Affecting Operating Results and Market Price of Stock" section of this report.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently, nor does it intend in the future, to use derivative instruments. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC and is effective in the second quarter of 2000. The Company complies with SAB 101.

         Advertising revenues from newmedia.com are recognized over the period delivered, provided that no significant obligations remain at the end of the period and the collection of the resulting receivable is probable.

         Certain 1999 balances have been reclassified for comparative purposes.

NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share is based upon the weighted average number of outstanding shares of Common Stock. Common Stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been excluded from the computation for the three month periods ended March 31, 2000 and 1999, as their effect is anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Factors Affecting Operating Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

General

         HyperMedia Communications, Inc., (the "Company" or "HyperMedia") was incorporated in California in August 1989, and today produces information and business services for the global Internet Architect community. Internet Architects are professionals who utilize business, design, and technology skills to create Web sites and Internet-driven businesses. Our primary product offering is newmedia.com, a vertical portal on the World Wide Web targeted to Internet Architects. We also produce the NewMedia INVISION Awards Festival, an annual competition and conference that seeks to identify the most original and creative ideas within the global Internet Architect community. The 1999 NewMedia INVISION Festival received 1,200 entries from 17 countries and included a gallery of award-winning entries, an evening International showcase of digital content produced on four continents, and a two-day conference focusing on "The Future of Content on the Net."

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

         In September 1999, we announced that we had ceased publication of NewMedia magazine in order to devote our resources to the development of newmedia.com and other information and business services targeted to the global Internet Architect community. This event is a significant change in our business model and therefore our historical trends may not be a good indicator of future performance. Readers should carefully review all the information in this document including the risk factors contained in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors Affecting Operating Results and Market Price of Stock" sections of this report.

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

         We expect that our revenues will be derived primarily from the sale of advertising spots, site sponsorships, and newsletter advertisements. In addition to these advertising revenue sources, we are evaluating and developing affiliate business partnership relationships, in which we earn a percentage of revenue derived from purchases made by newmedia.com's users on affiliate partner sites. We also intend to develop e-commerce capabilities that will permit us to sell products and services directly on newmedia.com to the site's users.

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

Results of Operations

Revenues

         Revenues for the quarter ended March 31, 2000, primarily consisted of advertising on newmedia.com and mailing list rentals. Revenues for the quarter ended March 31, 1999, primarily consisted of advertising in NewMedia magazine and mailing list rentals. Total revenues were $416,000 for the quarter ended March 31, 2000, compared to $1,170,000 for the quarter ended March 31, 1999.

         Advertising revenues were $75,000 for the quarter ended March 31, 2000, compared to $1,052,000, for the quarter ended March 31, 1999. The decline in advertising for the quarter ended March 31, 2000 from the same period last year is primarily due to our shift in business strategy from a print publisher to an Internet-based vertical portal providing daily news, information, and business services to the global Internet Architect community through our new Web site newmedia.com, which was launched in late January 2000.

         Mailing list rentals were $331,000 for the quarter ended March 31, 2000 compared to $92,000 for the quarter ended March 31, 1999. The increase in mailing list rentals for the quarter ended March 31, 2000 over the same period last year is primarily due to the one-time sale of a portion of the NewMedia magazine subscriber list.

Cost of Revenues

         Cost of revenues for the quarter ended March 31, 2000, consists of the expenses associated with the production and operation of newmedia.com. These costs primarily consist of editorial costs associated with the production of content for newmedia.com, Internet connection charges and equipment depreciation. Cost of revenues for the quarter ended March 31, 1999, consists of the expenses associated with the production of NewMedia magazine. These costs primarily consist of editorial and design costs associated with the production of content for NewMedia magazine, and production and circulation charges for producing and distributing the magazine.

         Total cost of revenues were $377,000 for the quarter ended March 31, 2000, compared to $1,099,000 for the quarter ended March 31, 1999. The decline in cost of revenues for the quarter ended March 31, 2000, from the same period last year was directly related to our decision to cease publishing Newmedia magazine in September 1999.

Sales and Marketing

         Sales and marketing expenses were $593,000 for the quarter ended March 31, 2000 compared to $522,000 for the quarter ended March 31, 1999. The increase in sales and marketing expenses for the quarter ended March 31, 2000, over the same period last year is primarily due to increase advertising and promotional activities associated with the launch of newmedia.com.

Product Development

         Product development expenses were $89,000 for the quarter ended March 31, 2000 compared to $0 for the quarter ended March 31, 1999. The increase in product development expenses for the quarter ended March 31, 2000, over the same period last year is due to continued development of newmedia.com.

General and Administrative

         General and administrative expenses for the quarter ended March 31, 2000 were $312,000 compared to $257,000 for the quarter ended March 31, 1999. The increase in expenses for the quarter ended March 31, 2000 over the same period last year was primarily due to an increase in professional fees and recruitment expenses related to the staffing of newmedia.com.

Interest and Other Expense, Net

         Interest and other expenses, net were $115,000 for the quarter ended March 31, 2000 and $31,000 for the quarter ended March 31, 1999 The increase in expenses for the quarter ended March 31, 2000 over the same period last year was primarily due to increased interest expense associated with our increased borrowing in 2000.

Net Loss

         We reported a net loss of $1,070,000 for the quarter ended March 31, 2000, and a net loss of $739,000 for the quarter ended March 31, 1999. The increase in the net loss for the quarter ended March 31, 2000 over the same period last year was primarily due to increased marketing and product development costs related to newmedia.com and higher interest expense.

Liquidity and Capital Resources

         At March 31, 2000, we had a working capital deficit of approximately ($5,560,000) and our principal source of liquidity consisted of approximately $465,000 in cash and funds loaned to us by our major shareholder MK Global Ventures, in association with its MK GVD Fund. These borrowings accrue interest at a rate of 10% per annum and are collateralized by the assets of the company. Principal and accrued interest is due and payable on demand, which demand may be made at any time, but in no event shall the principle and interest be paid later than 180 days after the date of the borrowing. On March 31, 2000, we rolled over $1,598,000 in principal and accrued interest that had become due during the quarter into a new 180-day note. At March 31, 2000, $5,427,000 was outstanding under these notes.

         Capital expenditures for the first three months of 2000 were $51,000 compared to $7,000 for the same period in 1999. These expenditures primarily consist of desktop personal computer replacements and software upgrades. We anticipate that we will need to make additional expenditures in this area in the future as we continue to develop newmedia.com

         We expect that we will continue to require significant amounts of cash to finance future operations. Net cash used in operating activities were $1,120,000 for the three months ended March 31, 2000 and $831,000 for the three months ended March 31, 1999. We are currently seeking additional financing. However, there can be no assurance that we will be able to raise the necessary funds on terms acceptable to us.

         Additionally, we anticipate that we may need to raise additional working capital, primarily through sales of debt or equity securities. The terms of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock and outstanding warrants grant the holders thereof certain preferential rights including conversion and/or registration rights, which may have a dilutive effect on existing shareholders and may therefore limit the availability of financing, particularly equity financing. We have no commitments for any such financing, and there can be no assurance that any such debt or equity financing will be available on terms acceptable to us, or at all.

Factors Affecting Operating Results And Market Price Of Stock

         This section and other parts of this Annual Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

         Among the factors that could cause actual results to differ materially are those listed below and those listed in the Company's SEC reports, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 1999

We have a history of losses and accumulated deficits and we expect to incur losses in the foreseeable future.

         We have incurred total net losses of $19,759,000 from inception to March 31, 2000. We expect to incur losses for the foreseeable future as we transform our business model from a traditional print publisher to a producer of information and business services for the Internet Architect professional community. There can be no assurance that our new business strategy and our redesigned Web site will enable us to increase our revenues or become profitable. Our potential future growth depends on many factors, including the acceptance of the redesigned newmedia.com by the Internet Architect community, our ability to attract an increasing number of users to newmedia.com, our ability to attract sufficient advertising customers to newmedia.com, our ability to hire and retain a productive advertising sales force, our ability to hire and retain a creative editorial staff, our ability to manage the technical issues related to a major Web site, and our ability to successfully implement our marketing and product strategies. There can be no assurance that we will be successful in any of these efforts.

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

         Currently, there are few laws and regulations that regulate communication, content, and commerce on the Internet. New laws and regulations currently are being considered at the federal, state, and local levels. These laws dealing with issues of user privacy, online content, taxation, and the quality of products and services sold over the Internet could materially increase our operating costs. Additionally, the application of existing law in the areas of copyrights, trademarks, intellectual property ownership, libel, obscenity, and personal privacy issues could significantly increase our costs of doing business and adversely affect our operations.

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

         Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, our delisting from the Nasdaq SmallCap Market and the Pacific Exchange and our becoming subject to the rules on penny stocks has likely affected the ability or willingness of broker-dealers to sell and/or make a market in our securities and therefore has adversely affected the market liquidity for our securities.

We have outstanding preferred stock, which dilutes the voting power and liquidation rights of our common shareholders, and we may issue additional preferred stock, which could cause further dilution.

         Our Articles of Incorporation currently authorize us to issue 10,064,516 shares of preferred stock, of which 8,512,191 shares of preferred stock currently are issued and outstanding (the "Preferred Stock"). The Preferred Stock and accumulated dividends, as of March 31, 2000, are convertible into 8,806,923 shares of our Common Stock. The liquidation, dividend, and conversion features of the currently outstanding Preferred Stock are as follows:

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

         The Series E Preferred also has a cumulative dividend right, which accrues at a rate of $0.0074 per share (an aggregate of approximately $60,000 per annum). If there are accumulated unpaid dividends on the Series E Preferred at the time the Series E Preferred converts to Common Stock, then the dividends convert to Common Stock at the effective Series E Conversion Price. At March 31, 2000, the accumulated unpaid dividends, if converted, would be convertible into 878,661 shares of Common Stock.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

         Our cash equivalents are subject to interest rate risk and will fall in value in the event the market rate increases. However, we believe that the market risk arising from our cash equivalents is not material. Our transactions are generally conducted and our accounts are denominated in United States dollars. Thus we are not exposed to significant foreign currency risk.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        We are not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

        Not applicable

Item 3. Default upon Senior Securities.

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable

Item 5. Other Information.

        Not applicable

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  4.1 $200,000 Subordinated Promissory Note, dated January 18, 2000, issued by the Registrant to MK GVD Fund.

                  4.2 $300,000 Subordinated Promissory Note, dated February 8, 2000, issued by the Registrant to MK GVD Fund.

                  4.3 $300,000 Subordinated Promissory Note, dated February 17, 2000, issued by the Registrant to MK GVD Fund.

                  4.4 $200,000 Subordinated Promissory Note, dated March 14, 2000, issued by the Registrant to MK GVD Fund.

                  4.5 $300,000 Subordinated Promissory Note, dated March 29, 2000 issued by the Registrant to MK GVD Fund.

                  4.6 $1,597,502 Subordinated Promissory Note, dated March 31, 2000 issued by the Registrant to MK GVD Fund.

                  27.1     Financial Data Schedule.

         (b) No reports on Form 8-K were filed by us during the fiscal quarter ended march 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 12, 2000              HyperMedia Communications, Inc.


                                   By: \s\ Kenneth Klein
                                       -----------------
                                   Kenneth Klein, Vice President of Finance
                                   and Administration, Chief Financial Officer
                                   and Secretary
                                   (Principal Financial and Accounting Officer)