Form 10-Q
period 2000-06-30
HYPERMEDIA COMMUNICATIONS INC
filed 2000-08-14
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)

 X       Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
---      Exchange Act of 1934

         For the quarterly period ended June 30, 2000

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

As of July 15, 2000, 3,200,975 shares of the Registrant's common stock were issued and outstanding.


                                                         TABLE OF CONTENTS

                                                                                                                             Page
                                                                                                                             ----

PART I            FINANCIAL INFORMATION.....................................................................................   2

         ITEM 1.           Financial Statements
                           Condensed Balance Sheets as of June 30, 2000 and
                           December 31, 1999................................................................................   2
                           Condensed Statements of Operations for the Three and
                              Six Months Ended June 30, 2000 and June 30, 1999 .............................................   3
                           Condensed Statements of Cash Flows for the Six Months
                              Ended June 30, 2000 and June 30, 1999 ........................................................   4
                           Notes to Condensed Financial Statements..........................................................   5

         ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations............   7

         ITEM 3.           Quantitative and Qualitative Disclosure about Market Risk........................................  20

PART II           OTHER INFORMATION.........................................................................................  21

         ITEM 1.           Legal Proceedings................................................................................  21

         ITEM 2.           Changes in Securities and Use of Proceeds........................................................  21

         ITEM 3           Defaults Upon Senior Securities...................................................................  21

         ITEM 4.           Submission of Matters to a Vote of Security Holders..............................................  21

         ITEM 5.           Other Information................................................................................  22

         ITEM 6.           Exhibits and Reports on Form 8-K.................................................................  22

SIGNATURES..................................................................................................................  24



                                                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                   HYPERMEDIA COMMUNICATIONS, INC.
                                                           BALANCE SHEETS

                                                                                                     June 30,           December 31,
                                                                                                       2000                 1999
                                                                                                   ------------        ------------
                                                                                                   (UNAUDITED)
Assets
Current assets:
    Cash and cash equivalents                                                                      $    393,000        $    336,000
    Accounts receivable, net of allowance for
        doubtful accounts of $61,000 and $56,000                                                        284,000             177,000
    Prepaid expenses and other assets                                                                   229,000             104,000
                                                                                                   ------------        ------------
        Total current assets                                                                            906,000             617,000

Property and equipment, net                                                                             147,000             133,000
                                                                                                   ------------        ------------
        Total Assets                                                                               $  1,053,000        $    750,000
                                                                                                   ============        ============

Liabilities, convertible Preferred Stock and Shareholders' Equity (Deficit)
Current liabilities:

    Note payable - related party                                                                   $  6,864,000        $  4,127,000
    Accounts payable                                                                                    254,000             326,000
    Accrued liabilities                                                                                 709,000             621,000
    Deferred revenue                                                                                     30,000              14,000
                                                                                                   ------------        ------------
        Total current liabilities                                                                     7,857,000           5,088,000
                                                                                                   ------------        ------------

Convertible Preferred Stock, $.001 par value; 20,064,516
    shares authorized;$4,000,000 aggregate liquidation amount;
    8,512,191 shares issued and outstanding                                                           3,924,000           3,924,000
                                                                                                   ------------        ------------

Shareholders' equity (deficit):
    Common Stock, $.001 par value; 50,000,000 shares
       authorized; 3,200,975 and 3,200,137 shares issued and
       outstanding                                                                                   10,427,000          10,427,000
    Accumulated deficit                                                                             (21,155,000)        (18,689,000)
                                                                                                   ------------        ------------
        Total shareholders' equity (deficit)                                                        (10,728,000)         (8,262,000)
                                                                                                   ------------        ------------

        Total Liabilities, Convertible Preferred Stock and Shareholders' Equity
        (Deficit)                                                                                  $  1,053,000        $    750,000
                                                                                                   ============        ============

                                  See the accompanying  notes to these condensed financial statements.

                                                   HYPERMEDIA COMMUNICATIONS, INC.
                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                            Three months ended June 30,               Six months ended June 30,
                                                         --------------------------------          --------------------------------
                                                             2000                 1999                 2000                 1999
                                                         -----------          -----------          -----------          -----------
Revenues
Advertising revenues                                     $   114,000          $   789,000          $   188,000          $ 1,841,000
Other revenues                                           $   180,000          $   159,000          $   522,000          $   277,000
                                                         -----------          -----------          -----------          -----------
           Total revenues                                    294,000              948,000              710,000            2,118,000

Cost of advertising revenue                                  526,000            1,072,000              903,000            2,171,000
                                                         -----------          -----------          -----------          -----------

Gross profit                                                (232,000)            (124,000)            (193,000)             (53,000)
                                                         -----------          -----------          -----------          -----------

Expenses:
    Sales and marketing                                      641,000              543,000            1,234,000            1,065,000
    Product development                                        6,000                 --                 95,000                 --
    General and administrative                               354,000              319,000              666,000              576,000
                                                         -----------          -----------          -----------          -----------
           Total expenses                                  1,001,000              862,000            1,995,000            1,641,000
                                                         -----------          -----------          -----------          -----------

Loss from operations                                      (1,233,000)            (986,000)          (2,188,000)          (1,694,000)

Interest and other expense, net                              163,000               42,000              278,000               73,000
                                                         -----------          -----------          -----------          -----------
Net loss                                                 ($1,396,000)         ($1,028,000)         ($2,466,000)         ($1,767,000)
                                                         ===========          ===========          ===========          ===========
Net loss per share, basic and
diluted                                                  ($     0.44)         ($     0.32)         ($     0.77)         ($     0.55)
                                                         ===========          ===========          ===========          ===========

Weighted average shares                                    3,200,962            3,200,137            3,200,671            3,200,137
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


                                                   HYPERMEDIA COMMUNICATIONS, INC.
                                                      STATEMENTS OF CASH FLOWS

                                                            (UNAUDITED)

                                                                                                     Six months ended June 30,
                                                                                               -------------------------------------
                                                                                                   2000                      1999
                                                                                               -----------              -----------
Cash flow from operating activities:
      Net loss                                                                                 ($2,466,000)             ($1,767,000)
      Adjustments to reconcile net loss to net
            Cash used in operating activities:

            Depreciation and amortization                                                           68,000                   86,000
            Allowance for doubtful accounts                                                          5,000                   31,000
            Change in assets and liabilities:

                    Accounts receivable                                                           (112,000)                  39,000
                    Prepaid expenses and other assets                                             (125,000)                  55,000
                    Accounts payable                                                               (72,000)                 189,000
                    Accrued liabilities                                                             88,000                   82,000
                    Deferred revenue                                                                16,000                    1,000
                                                                                               -----------              -----------
Net cash used in operating activities                                                           (2,598,000)              (1,284,000)
                                                                                               -----------              -----------

Net cash used in investing activities for:

      Purchase of fixed assets                                                                     (82,000)                 (14,000)
                                                                                               -----------              -----------
Cash flows from financing activities:

      Proceeds from notes payable - related party                                                2,737,000                1,326,000
      Proceeds from notes payable - line of credit                                                    --                    173,000
      Repayment of line of credit                                                                     --                   (350,000)
                                                                                               -----------              -----------
Net cash provided by financing activities                                                        2,737,000                1,149,000
                                                                                               -----------              -----------

Net increase (decrease) in cash                                                                     57,000                 (149,000)

Cash at beginning of period                                                                        336,000                  182,000
                                                                                               -----------              -----------

Cash at end of period                                                                          $   393,000              $    33,000
                                                                                               ===========              ===========

Supplemental disclosure of cash flow information:

      Cash paid during the period for interest                                                 $     7,000              $    19,000
                                                                                               ===========              ===========



                                  See the accompanying  notes to these condensed financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

         The financial statements of HyperMedia Communications, Inc. (the "Company") as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999, are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1999 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results expected for the entire year.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC and is effective in the fourth quarter of 2000. The Company does not anticipate that the adoption of SAB 101 will have a material effect.

         Advertising revenues from newmedia.com are recognized over the period delivered, provided that no significant obligations remain at the end of the period and the collection of the resulting receivable is probable.

         Other revenues,  comprised  primarily of postal and email list rentals,
are  recognized  upon  use  by  the  customer,   provided  that  no  significant
obligations remain and the collection of the resulting receivable is probable.

         Certain 1999 balances have been reclassified for comparative purposes.

NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share is based upon the weighted average number of outstanding shares of Common Stock. Common Stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been excluded from the computation for the three and six month periods ended June 30, 2000 and 1999, as their effect is anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Factors Affecting Operating Results and Market Price of Stock." You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

         Newmedia.com features daily news and information on best practices in Internet business, design, and technology, designed to educate Internet Architects and help them stay on the cutting edge. The site is geared toward enhancing the user's experience and providing customized marketing capabilities to our advertisers and business partners.

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

Results of Operations

Revenues

         Revenues for the three and six months ended June 30, 2000, primarily consisted of advertising on newmedia.com and postal and email list rentals. Revenues for the three and six months ended June 30, 1999, primarily consisted of advertising in NewMedia magazine and postal list rentals. Total revenues were $294,000 for the three months ended June 30, 2000, compared to $948,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, total revenues were $710,000 compared to $2,118,000 for the six months ended June 30, 1999.

         Advertising revenues were $114,000 for the three months ended June 30, 2000, compared to $789,000, for the three months ended June 30, 1999. For the six months ended June 30, 2000, advertising revenues were $188,000 compared to $1,841,000 for the six months ended June 30, 1999. The decline in advertising for the three and six months ended June 30, 2000 from the same period last year is primarily due to our shift in business strategy from a print publisher to an Internet-based vertical portal providing daily news, information, and business services to the global Internet Architect community through our new Web site newmedia.com, which was launched in late January 2000.

         Other revenues, which primarily consist of postal and email list rentals were $180,000 for the three months ended June 30, 2000 compared to $159,000 for the three months ended June 30, 1999. This increase was primarily due to higher list rentals. For the six months ended June 30, 2000 other revenues were $522,000 compared to $277,000 for the six months ended June 30, 1999. This increase was primarily due to higher list rentals and the one-time sale of a portion of the NewMedia magazine subscriber list.

Cost of Advertising Revenues

         Cost of advertising revenues for the three and six months ended June 30, 2000, consists of the expenses associated with the production and operation of newmedia.com. These costs primarily consist of editorial costs associated with the production of content for newmedia.com, Internet connection charges and equipment depreciation. Cost of advertising revenues for the three and six months ended June 30, 1999, consists of the expenses associated with the production of NewMedia magazine. These costs primarily consist of editorial and design costs associated with the production of content for NewMedia magazine, and production and circulation charges for producing and distributing the magazine.

         Cost of advertising revenues were $526,000 for the three months ended June 30, 2000, compared to $1,072,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, cost of advertising revenues were $903,000 compared to $2,171,000 for the six months ended June 30, 1999. The decline in cost of advertising revenues for the three and six months ended June 30, 2000, from the same period last year was directly related to our decision to cease publishing Newmedia magazine in September 1999.

Sales and Marketing

         Sales and marketing expenses were $641,000 for the three months ended June 30, 2000 compared to $543,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, sales and marketing expenses were $1,234,000 compared to $1,065,000 for the six months ended June 30, 1999. The increase in sales and marketing expenses for the three and six months ended June 30, 2000, over the same period last year is primarily due to increased advertising and promotional activities associated with the launch of newmedia.com.

Product Development

         Product development expenses were $6,000 for the three months ended June 30, 2000 compared to $0 for the three months ended June 30, 1999. For the six months ended June 30, 2000, product development expenses were $95,000 compared to $0 for the six months ended June 30, 1999. The increase in product development expenses for the three and six months ended June 30, 2000, over the same period last year is due to continued development of newmedia.com.

General and Administrative

         General and administrative expenses for the three months ended June 30, 2000, were $354,000 compared to $319,000 for the three months ended June 30, 1999.For the six months ended June 30, 2000, general and administrative expenses were $666,000 compared to $576,000 for the six months ended June 30, 1999. The increase in general and administrative expenses for the three and six months ended June 30, 2000, over the same period last year was primarily due to an increase in professional fees and recruitment expenses related to the staffing of newmedia.com.

Interest and Other Expense, Net

         Interest and other expense, net were $163,000 for the three months ended June 30, 2000, compared to $42,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, interest and other expense, net were $278,000 compared to $73,000 for the six months ended June 30, 1999. The increase in expenses for the three and six months ended June 30, 2000, over the same period last year was primarily due to increased interest expense associated with our increased borrowing in 2000.

Net Loss

         We reported a net loss of $1,396,000 for the three months ended June 30, 2000, compared to a net loss of $1,028,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, our net loss was $2,466,000 compared to $1,767,000 for the six months ended June 30, 1999. The increase in the net loss for the three and six months ended June 30, 2000 over the same period last year was primarily due to lower advertising revenue, increased marketing and product development costs related to newmedia.com and higher interest expense.

Liquidity and Capital Resources

         At June 30, 2000, we had a working capital deficit of approximately ($6,951,000) and our principal source of liquidity consisted of approximately $393,000 in cash and funds loaned to us by our major shareholder MK Global Ventures, in association with its MK GVD Fund. These borrowings accrue interest at a rate of 10% per annum and are collateralized by the assets of the company. Principal and accrued interest is due and payable on demand, which demand may be made at any time, but in no event shall the principle and interest be paid later than 180 days after the date of the borrowing. On June 30, 2000, we rolled over $2,617,000 in principal that had become due during the quarter into a new 180-day note. At June 30, 2000, $6,864,000 was outstanding under these notes.

         Capital expenditures for the six months ended June 30, 2000, were $82,000 compared to $14,000 for the six months ended June 30, 1999. These expenditures primarily consist of desktop personal computer replacements and software upgrades.

         We expect that we will continue to require significant amounts of cash to finance future operations and we may need to raise additional working capital, primarily through sales of debt or equity securities. Net cash used in operating activities were $2,598,000 for the six months ended June 30, 2000, and $1,284,000 for the six months ended June 30, 1999.

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

Factors Affecting Operating Results And Market Price Of Stock

         This section and other parts of this Annual Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations". You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

         Among the factors that could cause actual results to differ materially are those listed below and those listed in the Company's SEC reports, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 1999.

We have a history of losses and accumulated deficits and we expect to incur losses in the foreseeable future.

         We have incurred total net losses of $21,155,000 from inception to June 30, 2000. We expect to incur losses for the foreseeable future as we transform our business model from a traditional print publisher to a producer of information and business services for the Internet Architect professional community. There can be no assurance that our new business strategy and our redesigned Web site will enable us to increase our revenues or become profitable. Our potential future growth depends on many factors, including the acceptance of the redesigned newmedia.com by the Internet Architect community, our ability to attract an increasing number of users to newmedia.com, our ability to attract sufficient advertising customers to newmedia.com, our ability to hire and retain a productive advertising sales force, our ability to hire and retain a creative editorial staff, our ability to manage the technical issues related to a major Web site, and our ability to successfully implement our marketing and product strategies. There can be no assurance that we will be successful in any of these efforts.

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

         Because we converted our business from a traditional print publisher to an Internet-based information and business service model with the launch of newmedia.com in January 2000, we have limited operating history that can be used to evaluate our business. You must consider the risk, expenses and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, including news and information service companies on the Internet.

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

If we are unable to build and develop our brand, our ability to execute our business strategy will be impaired.

         Building and increasing awareness of the newmedia.com brand is a key element of our strategy to attract users and advertisers to our site. As we grow, we could face increased competition from existing and new Internet sites. Brand awareness will become an increasingly important means of differentiating ourselves in the minds of our users and advertiser. If we are unable to continue to increase our brand awareness our business could suffer.

If the acceptance of the Internet as a distribution channel does not continue to grow, it could have a material adverse effect on our business.

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

         Due to our site's design our banner spot does not change as viewers read additional content and move through our site. This allows us to maintain a fixed ad spot that can be sold on the basis of time similar to radio and television.

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

         Our business strategy is dependant on attracting and increasing our registered user base. When users visit our site they have the opportunity to register for our site by providing us their names, email addresses, and a primary area of interest. By registering we are able to, track users' content viewing habits and serve advertisements targeted to their individual preferences. This information, we believe, also allows us to attract more advertisers at potentially premium rates due to the targeted nature of how the ads are served. If users elect not to register due to privacy or other concerns, our ability to execute our business strategy will be impaired.

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

         Our Articles of Incorporation currently authorize us to issue 20,064,516 shares of preferred stock, of which 8,512,191 shares of preferred stock currently are issued and outstanding (the "Preferred Stock"). The Preferred Stock and accumulated dividends, as of June 30, 2000, are convertible into 8,833,405 shares of our Common Stock. The liquidation, dividend, and conversion features of the currently outstanding Preferred Stock are as follows:

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

         The Series E Preferred also has a cumulative dividend right, which accrues at a rate of $0.0074 per share (an aggregate of approximately $60,000 per annum). If there are accumulated unpaid dividends on the Series E Preferred at the time the Series E Preferred converts to Common Stock, then the dividends convert to Common Stock at the effective Series E Conversion Price. At June 30, 2000, the accumulated unpaid dividends, if converted, would be convertible into 905,142 shares of Common Stock.

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

         We also have 11,552,325 shares of additional authorized Preferred Stock that could be issued. The Articles of Incorporation provide that the Board of Directors is authorized to fix the number of shares of any series of Preferred Stock and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock and, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series of Preferred Stock, to decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series. Additionally, the Board of Directors may authorize the issuance of additional series of Preferred Stock. These shares could be issued with terms that are more favorable to the holder than those that have previously been issued so long as the current holders of Preferred Stock Series E through Series J each voting as a separate class consent to such issuance. The Board of Directors therefore may issue additional Preferred Stock with voting, liquidation, and conversion rights that could adversely affect the voting power and liquidation rights of the holders of Common Stock. When and if such preferred stock is issued or converted there will be dilution to the then existing Common stockholders. In the event we issue preferred stock with a purchase price of less than $0.478 per share, the Series E conversion price will be further adjusted so that more shares of Common Stock will be issued upon conversion of the Series E Preferred Stock. This will cause additional dilution to the voting power and liquidation rights of the holders of Common Stock.

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

          Not applicable

Item 3. Default upon Senior Securities.

          Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

          We held our annual meeting of shareholders on June 6, 2000. The results of the items submitted for vote were as follows:

Proposal 1: Directors

                           Common Stock                  Preferred Stock
         Nominee           For           Withheld        For           Withheld
         -------           ---           --------        ----          --------
         Richard Landry    3,022,457     40,290          7,928,263       0
         Michael Kaufman   3,022,457     40,290          7,928,263       0
         Greg Lahann       3,022,457     40,290          7,928,263       0
         Dirk Spiers       3,022,457     40,290          7,928,263       0

Proposal 2: Proposal to approve an amendment to our 1991 Stock Plan to increase the number of shares reserved for issuance to 2,925,000.

                  For            Against     Abstain     Broker Non-Vote
                  ---            -------     -------     ---------------
Common Stock      2,199,762      43,740       17,250            939,931
Preferred Stock   7,928,263           0            0                  0

Proposal 3: Proposal to approve an amendment to our 1993 Director Option Plan to increase the number of shares reserved for issuance thereunder to 350,000.

                  For            Against     Abstain     Broker Non-Vote
                  ---            -------     -------     ---------------
Common Stock      2,190,417      53,090       17,250            939,931
Preferred Stock   7,928,263           0            0                  0

Proposal 4: Proposal to approve an amendment to our 1993 Director Option Plan to change the initial grant to 10,000 shares fully vested and the annual grant to 10,000 shares fully vested.

                  For            Against     Abstain     Broker Non-Vote
                  ---            -------     -------     ---------------
Common Stock      2,996,957       48,790      17,000            137,936
Preferred Stock   7,928,263            0           0                  0

Proposal 5: Proposal to approve an amendment to the Articles of Incorporation to increase the number of authorized preferred shares to 20,064,516.

                          For            Against     Abstain     Broker Non-Vote
                          ---            -------     -------     ---------------
Common Stock              2,194,662       46,590       19,500      939,931
Series E Preferred        2,092,050            0            0            0
Series F Preferred           82,250            0            0            0
Series G Preferred          209,805            0            0            0
Series H Preferred          522,828            0            0            0
Series I Preferred          941,121            0            0            0
Series J Preferred        4,080,209            0            0            0

Proposal 6: Proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accounts for the Company for fiscal 2000.

                  For            Against     Abstain     Broker Non-Vote
                  ---            -------     -------     ---------------
Common Stock      3,041,657       2,840       18,250             137,936
Preferred Stock   7,928,263           0            0                   0

Item 5. Other Information.

         Our President resigned, effective June 16, 2000, and a search for his replacement is currently underway.

Item 6.   Exhibits and Reports on Form 8-K.

(a)      Exhibits

         3.1  Amended and Restated 1991 Stock Plan as of June 6, 2000.

         3.2  Amended and Restated 1993 Director Option Plan as of June 6, 2000.

         4.1 $300,000 Subordinated Promissory Note, dated April 14, 2000, issued by the Registrant to MK GVD Fund.

         4.2 $250,000 Subordinated Promissory Note, dated April 28, 2000, issued by the Registrant to MK GVD Fund.

         4.3 $250,000 Subordinated Promissory Note, dated May 15, 2000, issued by the Registrant to MK GVD Fund.

         4.4 $150,000 Subordinated Promissory Note, dated May 31, 2000, issued by the Registrant to MK GVD Fund.

         4.5 $200,000 Subordinated Promissory Note, dated June 15, 2000 issued by the Registrant to MK GVD Fund.

         4.6 $200,000 Subordinated Promissory Note, dated June 30, 2000 issued by the Registrant to MK GVD Fund.

         4.7 $2,616,689 Subordinated Promissory Note, dated June 30, 2000 issued by the Registrant to MK GVD Fund.

         27.1 Financial Data Schedule.

                  (b) No reports on Form 8-K were filed by us during the fiscal quarter ended march 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2000           HyperMedia Communications, Inc.

                                 By: \s\ Kenneth Klein
                                 -----------------------------------------------
                                 Kenneth Klein, Vice President of Finance
                                 and Administration, Chief Financial
                                 Officer and Secretary
                                 (Principal Financial and Accounting Officer)