Form 10-Q
period 2000-09-30
HYPERMEDIA COMMUNICATIONS INC
filed 2000-11-14
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)
_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                       or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No__

As of October 15, 2000, 3,200,975 shares of the Registrant's common stock were issued and outstanding.

                                                 TABLE OF CONTENTS
                                                                                                                 Page
                                                                                                                 ----
PART I            FINANCIAL INFORMATION..........................................................................  2

         ITEM 1.           Financial Statements

                           Condensed Balance Sheets as of September 30, 2000 and
                           December 31, 1999.....................................................................  2
                           Condensed Statements of Operations for the Three and Nine Months Ended September 30,
                           2000 and September 30, 1999...........................................................  3
                           Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2000 and
                           September 30, 1999....................................................................  4
                           Notes to Condensed Financial Statements...............................................  5

         ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations   7

         ITEM 3.           Quantitative and Qualitative Disclosure about Market Risk............................. 20

PART II           OTHER INFORMATION.............................................................................. 21

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

         ITEM 3            Defaults Upon Senior Securities....................................................... 21

         ITEM 4.           Submission of Matters to a Vote of Security Holders................................... 21

         ITEM 5.           Other Information..................................................................... 21

         ITEM 6.           Exhibits and Reports on Form 8-K...................................................... 21

SIGNATURES....................................................................................................... 22


                                                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                                   HYPERMEDIA COMMUNICATIONS, INC.
                                                           BALANCE SHEETS

                                                                                                  September 30,        December 31,
                                                                                                       2000               1999
                                                                                                   ------------        ------------
                                                                                                    (UNAUDITED)

Assets
Current assets:
    Cash and cash equivalents                                                                      $    467,000        $    336,000
    Accounts receivable, net of allowance for
        doubtful accounts of $61,000 and $56,000                                                        171,000             177,000
    Prepaid expenses and other assets                                                                   319,000             104,000
                                                                                                   ------------        ------------
        Total current assets                                                                            957,000             617,000

Property and equipment, net                                                                             149,000             133,000
                                                                                                   ------------        ------------
        Total Assets                                                                               $  1,106,000        $    750,000
                                                                                                   ============        ============

Liabilities, convertible Preferred Stock and Shareholders' Equity (Deficit)
Current liabilities:
    Note payable - related party                                                                   $  7,914,000        $  4,127,000
    Accounts payable                                                                                    182,000             326,000
    Accrued liabilities                                                                                 887,000             621,000
    Deferred revenue                                                                                    200,000              14,000
                                                                                                   ------------        ------------
        Total current liabilities                                                                     9,183,000           5,088,000
                                                                                                   ------------        ------------

Convertible Preferred Stock, $.001 par value; 20,064,516
    shares authorized;$4,000,000 aggregate liquidation amount;
    8,512,191 shares issued and outstanding                                                           3,924,000           3,924,000
                                                                                                   ------------        ------------

Shareholders' equity (deficit):
    Common Stock, $.001 par value; 50,000,000 shares
       authorized; 3,200,975 and 3,200,137 shares issued and
       outstanding                                                                                   10,427,000          10,427,000
    Accumulated deficit                                                                             (22,428,000)        (18,689,000)
                                                                                                   ------------        ------------
        Total shareholders' equity (deficit)                                                        (12,001,000)         (8,262,000)
                                                                                                   ------------        ------------

        Total Liabilities, Convertible Preferred Stock and Shareholders' Equity
          (Deficit)                                                                                $  1,106,000        $    750,000
                                                                                                   ============        ============


                                 See the accompanying notes to these condensed financial statements.

                                                   HYPERMEDIA COMMUNICATIONS, INC.
                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                         Three months ended September 30,           Nine months ended September 30,
                                                         --------------------------------          --------------------------------
                                                            2000                  1999                 2000                 1999
                                                         -----------          -----------          -----------          -----------
Revenues
Advertising revenues                                     $     7,000          $   708,000          $   195,000          $ 2,550,000
Other revenues                                               142,000               95,000              664,000              371,000
                                                         -----------          -----------          -----------          -----------
            Total revenues                                   149,000              803,000              859,000            2,921,000

Cost of advertising revenue                                  441,000            1,213,000            1,344,000            3,383,000
                                                         -----------          -----------          -----------          -----------

Gross profit                                                (292,000)            (410,000)            (485,000)            (462,000)
                                                         -----------          -----------          -----------          -----------

Expenses:
    Sales and marketing                                      372,000              429,000            1,606,000            1,494,000
    Product development                                         --                150,000               95,000              150,000
    General and administrative                               411,000              291,000            1,077,000              867,000
                                                         -----------          -----------          -----------          -----------
            Total expenses                                   783,000              870,000            2,778,000            2,511,000
                                                         -----------          -----------          -----------          -----------

Loss from operations                                      (1,075,000)          (1,280,000)          (3,263,000)          (2,973,000)

Interest and other expense, net                              198,000               65,000              476,000              139,000
                                                         -----------          -----------          -----------          -----------
Net loss                                                 $(1,273,000)         $(1,345,000)         $(3,739,000)         $(3,112,000)
                                                         ===========          ===========          ===========          ===========

Net loss per share, basic and
  diluted                                                $     (0.40)         $     (0.42)         $     (1.17)         $     (0.97)
                                                         ===========          ===========          ===========          ===========

Weighted average shares                                    3,200,975            3,200,137            3,200,773            3,200,137
                                                         ===========          ===========          ===========          ===========

                                 See the accompanying notes to these condensed financial statements.

                                                   HYPERMEDIA COMMUNICATIONS, INC.
                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                                 Nine months ended September 30,
                                                                                               ------------------------------------
                                                                                                  2000                      1999
                                                                                               -----------              -----------
Cash flow from operating activities:
      Net loss                                                                                 $(3,739,000)             $(3,112,000)
      Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Depreciation and amortization                                                          101,000                  253,000
            Allowance for doubtful accounts                                                          5,000                   41,000
            Change in assets and liabilities:
                    Accounts receivable                                                              1,000                  (10,000)
                    Prepaid expenses and other assets                                             (215,000)                 129,000
                    Accounts payable                                                              (144,000)                 (95,000)
                    Accrued liabilities                                                            266,000                  327,000
                    Deferred revenue                                                               186,000                  354,000
                                                                                               -----------              -----------
Net cash used in operating activities                                                           (3,539,000)              (2,113,000)
                                                                                               -----------              -----------

Net cash used in investing activities for:
      Purchase of fixed assets                                                                    (117,000)                 (17,000)
                                                                                               -----------              -----------
Cash flows from financing activities:
      Proceeds from notes payable - related party                                                3,787,000                2,236,000
      Proceeds from notes payable - line of credit                                                    --                    182,000
      Repayment of line of credit                                                                     --                   (350,000)
                                                                                               -----------              -----------
Net cash provided by financing activities                                                        3,787,000                2,068,000
                                                                                               -----------              -----------

Net increase (decrease) in cash                                                                    131,000                  (62,000)

Cash at beginning of period                                                                        336,000                  182,000
                                                                                               -----------              -----------

Cash at end of period                                                                          $   467,000              $   120,000
                                                                                               ===========              ===========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                                 $    13,000              $    33,000
                                                                                               ===========              ===========

                                 See the accompanying notes to these condensed financial statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

         The financial statements of HyperMedia Communications, Inc. (the "Company") as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 1999 and the notes thereto included in the Company's annual report on Form 10-K. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results expected for the entire year.

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

On October 17, 2000, the Company announced that due to its inability to secure necessary financing, it suspended operations, laid off most of its staff, and began an orderly wind-down of the Company, which it hopes to complete as soon as possible. Management is exploring options to sell the Company or its assets. There can be no assurances that the Company will be successful in accomplishing any such sale or that the proceeds will exceed the Company's liabilities. If the Company cannot generate sufficient proceeds from the sale of the Company or its assets to pay off its existing liabilities, it will be unable to make any distributions to preferred and common shareholders. At the present time, the Company does not anticipate being able to pay off its liabilities in full, which makes any distribution to either preferred or common shareholders unlikely. This is a significant change in the Company's business model. Readers should carefully review all the information in this document including the risk factors contained in the "Factors Affecting Operating Results and Market Price of Stock" section of this report.

         During September 1999, the Company announced a change in operations from a traditional print publication to an enhanced, internet-based information service. The Company published its final issue of NewMedia magazine and began devoting its resources to the development of its website, newmedia.com, which provided daily news and information services to the Internet architect community. The Company also continued to produce the NewMedia INVISION Awards Festival, a juried digital media competition and conference that sought to identify the most original and creative ideas within the global Internet architect community.

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

NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share is based upon the weighted average number of outstanding shares of Common Stock. Common Stock equivalent shares from Convertible Preferred Stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been excluded from the computation for the three and nine month periods ended September 30, 2000 and 1999, as their effect is anti-dilutive.

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

General

         HyperMedia Communications, Inc., (the "Company" or "HyperMedia") was incorporated in California in August 1989, and produced information and business services for the global Internet Architect community. Internet Architects are professionals who utilize business, design, and technology skills to create Web sites and Internet-driven businesses. Our primary product offering was newmedia.com, a vertical portal on the World Wide Web targeted to Internet Architects. We also produced the NewMedia INVISION Awards Festival, an annual competition and conference that sought to identify the most original and creative ideas within the global Internet Architect community.

         On October 17, 2000 we announced that due to our inability to secure necessary financing, we suspended operations, laid off most of our staff and began an orderly wind-down of the Company, which we hope to complete as soon as possible. We are exploring options to sell the Company or its assets. There can be no assurances that we will be successful in accomplishing any such sale or that the proceeds will exceed our liabilities. If we cannot generate sufficient proceeds from the sale of the Company or its assets to pay off our existing liabilities, we will be unable to make any distributions to preferred and common shareholders. At the present time, we do not anticipate being able to pay off our liabilities in full, which makes any distribution to either preferred or common shareholders unlikely. This is a significant change in our business model. Readers should carefully review all the information in this document including the risk factors contained in the "Factors Affecting Operating Results and Market Price of Stock" section of this report.

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

         Our business strategy was to develop a series of Internet-based information and business services targeting Internet Architects, a new breed of Internet professionals involved in building the next generation of Internet-driven businesses. These professionals work at interactive agencies such as USWEB/CKS, Razorfish, and IXL and on corporate Internet development teams in the United States and in countries around the globe. Internet Architects include business strategy, business development, and sales and marketing professionals; creative professionals, designers, and producers; and technical professionals and Web site developers. Internet Architects are at the forefront of a trend toward combining business, design, and technology skills in the service of developing successful Internet-based businesses.

         In 1999, we developed newmedia.com, a vertical portal specifically targeting the global Internet Architect community. A "vertical portal" is an Internet Web site that features information and/or services for a specific, well-defined class or community of consumers or professionals. The Web site launched in January 2000.

         Newmedia.com featured daily news and information on best practices in Internet business, design, and technology, designed to educate Internet Architects and help them stay on the cutting edge. The site was geared toward enhancing the user's experience and providing customized marketing capabilities to our advertisers and business partners.

         Our advertising revenues were derived primarily from the sale of advertising spots, site sponsorships, and newsletter advertisements.

         We also earned revenue from the NewMedia INVISION Festival, an annual competition and conference that sought to identify the most original and creative ideas within the global Internet Architect community. Event revenue consisted of entry fees to the competition, sponsorship fees for the Festival, and conference and event ticket sales.

         Finally, we earned revenue through the rental of our postal mailing list of former subscribers to NewMedia magazine and email list of registered users of newmedia.com. We currently possess an email list of approximately 71,000 registered site users and former magazine subscribers.

Results of Operations

Revenues

         Revenues for the three and nine months ended September 30, 2000, primarily consisted of advertising on newmedia.com and postal and email list rentals. Revenues for the three and nine months ended September 30, 1999, primarily consisted of advertising in NewMedia magazine and postal list rentals. Total revenues were $149,000 for the three months ended September 30, 2000, compared to $803,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, total revenues were $859,000 compared to $2,921,000 for the nine months ended September 30, 1999.

         Advertising revenues were $7,000 for the three months ended September 30, 2000, compared to $708,000, for the three months ended September 30, 1999. For the nine months ended September 30, 2000, advertising revenues were $195,000 compared to $2,550,000 for the nine months ended September 30, 1999. The decline in advertising for the three and nine months ended September 30, 2000 from the same period last year is primarily due to our shift in business strategy from a print publisher to an Internet-based vertical portal providing daily news, information, and business services to the global Internet Architect community through our new Web site newmedia.com, which was launched in late January 2000.

         Other revenues, which primarily consist of postal and email list rentals were $142,000 for the three months ended September 30, 2000 compared to $95,000 for the three months ended September 30, 1999. This increase was primarily due to higher list rentals. For the nine months ended September 30, 2000 other revenues were $664,000 compared to $371,000 for the nine months ended September 30, 1999. This increase was primarily due to higher list rentals and the one-time sale of a portion of the NewMedia magazine subscriber list.

Cost of Advertising Revenues

         Cost of advertising revenues for the three and nine months ended September 30, 2000, consists of the expenses associated with the production and operation of newmedia.com. These costs primarily consist of editorial costs associated with the production of content for newmedia.com, Internet connection charges and equipment depreciation. Cost of advertising revenues for the three and nine months ended September 30, 1999, consists of the expenses associated with the production of NewMedia magazine. These costs primarily consist of editorial and design costs associated with the production of content for NewMedia magazine, and production and circulation charges for producing and distributing the magazine.

         Cost of advertising revenues were $441,000 for the three months ended September 30, 2000, compared to $1,213,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, cost of advertising revenues were $1,344,000 compared to $3,383,000 for the nine months ended September 30, 1999. The decline in cost of advertising revenues for the three and nine months ended September 30, 2000, from the same period last year was directly related to our decision to cease publishing Newmedia magazine in September 1999.

Sales and Marketing

         Sales and marketing expenses were $372,000 for the three months ended September 30, 2000 compared to $429,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, sales and marketing expenses were $1,606,000 compared to $1,494,000 for the nine months ended September 30, 1999. The decline in sales and marketing expenses for the three months ended September 30, 2000, over the same period last year is primarily due to lower sales compensation and commission expense. The increase in sales and marketing expenses for the nine months ended September 30, 2000, over the same period last year is primarily due to increased advertising and promotional activities associated with the launch of newmedia.com.

Product Development

         Product development expenses were $0 for the three months ended September 30, 2000 compared to $150,0000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, product development expenses were $95,000 compared to $150,000 for the nine months ended September 30, 1999. The decrease in product development expenses for the three and nine months ended September 30, 2000, over the same period last year is due to a reduction in development expenses for newmedia.com.

General and Administrative

         General and administrative expenses for the three months ended September 30, 2000, were $411,000 compared to $291,000 for the three months ended September 30, 1999.For the nine months ended September 30, 2000, general and administrative expenses were $1,077,000,000 compared to $867,000 for the nine months ended September 30, 1999. The increase in general and administrative expenses for the three and nine months ended September 30, 2000, over the same period last year was primarily due to an increase in professional fees and recruitment expenses related to the staffing of newmedia.com.

Interest and Other Expense, Net

         Interest and other expense, net were $198,000 for the three months ended September 30, 2000, compared to $65,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest and other expense, net were $476,000 compared to $139,000 for the nine months ended September 30, 1999. The increase in expenses for the three and nine months ended September 30, 2000, over the same period last year was primarily due to increased interest expense associated with our increased borrowing in 2000.

Net Loss

         We reported a net loss of $1,273,000 for the three months ended September 30, 2000, compared to a net loss of $1,345,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, our net loss was $3,739,000 compared to $3,112,000 for the nine months ended September 30, 1999. The decrease in the net loss for the three months ended September 30, 2000 over the same period last year was primarily due to a reduction in the gross profit loss, lower sales and product development costs partially offset by higher general and administrative costs and interest expense. The increase in the net loss for the nine months ended September 30, 2000 over the same period last year was primarily due to increased marketing and general and administrative costs and higher interest expense.

Liquidity and Capital Resources

         At September 30, 2000, we had a working capital deficit of approximately ($8,226,000) and our principal source of liquidity consisted of approximately $467,000 in cash and funds loaned to us by our major shareholder MK Global Ventures, in association with its MK GVD Fund. These borrowings accrue interest at a rate of 10% per annum and are collateralized by the assets of the company. Principal and accrued interest is due and payable on demand, which demand may be made at any time, but in no event shall the principle and interest be paid later than 180 days after the date of the borrowing. During the quarter ended September 30, 2000, $2,898,000 in notes that had become due were extended for an additional 180 days. At September 30, 2000, $7,914,000 was outstanding under these notes.

         On October 17, 2000 we announced that due to our inability to secure necessary financing, we suspended operations, laid off most of our staff and began an orderly wind-down of the Company, which we hope to complete as soon as possible. We are exploring options to sell the Company or its assets. There can be no assurances that we will be successful in accomplishing any such sale or that the proceeds will exceed our liabilities. If we cannot generate sufficient proceeds from the sale of the Company or its assets to pay off our existing liabilities, we will be unable to make any distributions to preferred and common shareholders. At the present time, we do not anticipate being able to pay off our liabilities in full, which makes any distribution to either preferred or common shareholders unlikely. This is a significant change in our business model. Readers should carefully review all the information in this document including the risk factors contained in the "Factors Affecting Operating Results and Market Price of Stock" section of this report.

         Capital expenditures for the nine months ended September 30, 2000, were $117,000 compared to $17,000 for the nine months ended September 30, 1999. These expenditures primarily consist of desktop personal computer replacements and software upgrades.

         Net cash used in operating activities were $3,539,000 for the nine months ended September 30, 2000, and $2,113,000 for the nine months ended September 30, 1999.

         The terms of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock and outstanding warrants grant the holders thereof certain preferential rights including conversion and/or registration rights, which may have a dilutive effect on existing shareholders and may therefore limit our ability to sell the Company.

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

         Among the factors that could cause actual results to differ materially are those listed below and those listed in the Company's SEC reports, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 1999

         We are shutting our operations and looking for a buyer of our assets. Regardless of our success in these efforts the following risk factors will be rendered moot as those factors cease to apply with the shut down of our operations.

Our attempt to sell the Company or its assets may not generate the proceeds necessary to payoff all of our liabilities.

         If we cannot generate sufficient proceeds from the sales of the Company or its assets to payoff our existing liabilities, we will be unable to make any distributions to preferred and common shareholders. At the present time, we do not anticipate being able to pay off our liabilities in full, which makes any distribution to either preferred or common shareholders unlikely.

We have a history of losses and accumulated deficits and we expect to incur losses in the foreseeable future.

         We have incurred total net losses of $22,428,000 from inception to September 30, 2000. We expect to incur losses for the foreseeable future as we transform our business model from a traditional print publisher to a producer of information and business services for the Internet Architect professional community. There can be no assurance that our new business strategy and our redesigned Web site will enable us to increase our revenues or become profitable. Our potential future growth depends on many factors, including the acceptance of the redesigned newmedia.com by the Internet Architect community, our ability to attract an increasing number of users to newmedia.com, our ability to attract sufficient advertising customers to newmedia.com, our ability to hire and retain a productive advertising sales force, our ability to hire and retain a creative editorial staff, our ability to manage the technical issues related to a major Web site, and our ability to successfully implement our marketing and product strategies. There can be no assurance that we will be successful in any of these efforts.

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

         Our Articles of Incorporation currently authorize us to issue 20,064,516 shares of preferred stock, of which 8,512,191 shares of preferred stock currently are issued and outstanding (the "Preferred Stock"). The Preferred Stock and accumulated dividends, as of September 30, 2000, are convertible into 8,864,617 shares of our Common Stock. The liquidation, dividend, and conversion features of the currently outstanding Preferred Stock are as follows:

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

         The Series E Preferred also has a cumulative dividend right, which accrues at a rate of $0.0074 per share (an aggregate of approximately $60,000 per annum). If there are accumulated unpaid dividends on the Series E Preferred at the time the Series E Preferred converts to Common Stock, then the dividends convert to Common Stock at the effective Series E Conversion Price. At September 30, 2000, the accumulated unpaid dividends, if converted, would be convertible into 936,354 shares of Common Stock.

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

        Not applicable

Item 3. Default upon Senior Securities.

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        3.1 Articles of Incorporation of the Registrant, as amended and filed September 2000.
        4.1      $175,000 Subordinated Promissory Note, dated July
                 14, 2000, issued by the Registrant to MK GVD Fund.
        4.2 $175,000 Subordinated Promissory Note, dated July 31, 2000, issued by the Registrant to MK GVD Fund.
        4.3 $350,000 Subordinated Promissory Note, dated August 2, 2000, issued by the Registrant to MK GVD Fund.
        4.4 $350,000 Subordinated Promissory Note, dated September 14, 2000, issued by the Registrant to MK GVD Fund.
        27.1     Financial Data Schedule.

(b) A Form 8-K was filed October 18, 2000 which reported under Item 5 our plans to suspend operations, cancelled the NewMedia INVISION 2000 Festival, laid off most of our staff and begun an orderly wind-down of operation, due to our inability to secure necessary financing to continue operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 13, 2000          HyperMedia Communications, Inc.


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