Form 10-K
period 2000-12-31
HYPERMEDIA COMMUNICATIONS INC
filed 2001-04-17
CIK 894680

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              Exchange Act of 1934
                 For the fiscal year ended December 31, 2000 or

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

                               710 Oakfield Drive
                             Brandon, Florida 33511
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (813) 662-1600

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on April 16, 2001, in the OTC:BB Market, was approximately $58,685. For purposes of this disclosure, shares of Common Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, and Series J Preferred Stock held by each officer and director of the registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 16, 2001, the registrant had 4,100,975 shares of Common Stock, 8,064,516 shares of Series E Preferred Stock, 82,250 shares of Series F Preferred Stock, 50,344 shares of Series G Preferred Stock, 117,000 shares of Series H Preferred Stock, and 169,281 shares of Series J Preferred Stock outstanding.

                                     PART I

ITEM 1.  BUSINESS

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Introduction

HyperMedia Communications, Inc., (the "Company" or "HyperMedia") was incorporated in California in August 1989, and today is attempting to locate and negotiate with a business entity for the combination of a target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. No assurances can be given that we will be successful in locating or negotiating with any target company.

Business Plan

Our purpose is to seek, investigate and, if our investigation warrants, merge or combine with or acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. As of this date, no definitive agreement regarding any such acquisition has been entered into. No assurances can be made by the Company that any transaction will close.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors; however, we can give no assurance that any of these perceived benefits will be realized. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for future research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We may use outside consultants or advisors to assist in the search for qualified target companies. If we do retain an outside consultant or advisor, any cash fee earned by the consultant may need to be assumed by a third party or the target company, as we have limited cash assets with which to pay that type of obligation.

Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, our management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. These types of preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986.

With respect to any merger or acquisition negotiations with a target company, our management expects to focus on the percentage ownership of our common stock which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of these agreements cannot be predicted, generally these types of agreements will require representations and warranties of the parties to the agreement, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after the closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We will not restrict our search for any specific kind of business entity, but may acquire a venture which is in its preliminary or development state, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged.

We do not intend to restrict our search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our resources. This includes industries such as information technology, finance, natural resources, manufacturing, product development, medical, communications and others. We may seek a business opportunity with entities which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into, us is expected to be an entity that desires to become a public company and establish a public trading market for its securities. There are various reasons why an entity would wish to become a public company, including:

     o the ability to use registered securities as currency in acquisitions of assets or businesses;
     o    increased visibility in the financial community;
     o    the facilitation of borrowing from financial institutions;
     o    increased liquidity to investors;
     o    greater ease in raising capital;
     o compensation of key employees through varying types of equity incentives;
     o    enhanced corporate image; and
     o    a presence in the United States capital markets.

Management believes that the sought after business opportunity will likely be:

     o business entity with the goal of becoming a public company in order to use our registered securities for the acquisition of assets or businesses;
     o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of its securities on terms acceptable to it;
     o a company that wishes to become public with less dilution of its common stock than would occur upon an underwriting;
     o company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;
     o a company that wishes to avoid the significant expenses which would be incurred in a public offering; or o a foreign company that wishes to make an initial entry into the United States securities markets.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months, or perhaps longer. Employees

As of December 31, 1999, we employed approximately 29 people on a full-time basis. We believe that our relations with our employees are good. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

Our executive office is located in approximately 2100 square feet of space at 710 Oakfield Drive, Brandon, Florida 33511 on a month to month basis. We believe that the present facilities are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. From time to time we are involved in legal proceedings in the normal course of business. However, the impact on our financial position, statement of operations and cash flows is not expected to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters or a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Our Common Stock is traded on the OTC:BB Market under the symbol "NMNW." Our Common Stock was first listed for trading in March 1993. The high and low sales prices for 1999 and 2000.

FISCAL QUARTER                                   HIGH ($)       LOW ($)
--------------                                   --------       -------
First quarter ended March 31, 1999                   0.312       0.125
Second quarter ended June 30, 1999                   0.420       0.170
Third quarter ended September 30, 1999               0.700       0.070
Fourth quarter ended December 31, 1999               1.375       0.500
First quarter ended March 31, 2000                   0.375       0.063
Second quarter ended June 30, 2000                   0.375       0.063

Third quarter ended September 30, 2000               0.125       0.063
Fourth quarter ended December 31, 2000               0.125       0.016

We estimate that as of April 16, 2001, there were approximately 350 holders of our Common Stock.

We have never paid cash dividends on any shares of our capital stock and our Board of Directors intends to continue this policy for the foreseeable future. Our ability to pay dividends on our Common Stock also will be limited by the preferences of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series J Preferred Stock, and may be limited by the terms of future Preferred Stock issuances or indebtedness. Earnings, if any, will be used to finance the development and expansion of our business. Future dividend policy will depend upon our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

                          Index to Financial Statements
                         Hypermedia Communications, Inc.

                                                                        PAGE
                                                                        ----
Accountant's Report                                                     F-1

Consolidated Balance Sheets                                             F-2

Consolidated Statement of Operations                                    F-3

Consolidated Statement of Capital Deficit                               F-4

Consolidated Statement of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                              F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hypermedia Communications, Inc.

We have audited the accompanying balance sheet of Hypermedia Communications, Inc. as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypermedia Communications, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Malone & Bailey, PLLC
Houston, Texas

April 12, 2001

                         HYPERMEDIA COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                              DECEMBER 31,          December 31,
                                                                  2000                  1999
                                                          -------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $ 193,000             $336,000
    Accounts receivable, net of allowance for
    Doubtful accounts of $0 and $56,000,
    Respectively                                                       70,000              177,000
  Accounts receivable - Internet.com                                  255,000                    -
  Prepaid expenses and other current assets                                 -              104,000
                                                         --------------------- --------------------
       Total current assets                                           518,000              617,000

Property, plant and equipment, net                                     20,000              133,000
                                                         --------------------- --------------------
                                                                     $538,000             $750,000
                                                         ===================== ====================

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable - related party                                   $ 8,557,000          $4,127,0000
  Accounts payable                                                    157,000              326,000
  Accrued expenses                                                    213,000              621,000
  Deferred revenue                                                          -               14,000
                                                         --------------------- --------------------
       Total current liabilities                                    8,927,000            5,088,000
                                                         --------------------- --------------------

Convertible Preferred Stock, $.001 par value;
 10,064,516 shares authorized;
 $4,000,000 aggregate liquidation amount;

  8,483,391 and 8,512,191 shares outstanding                        3,474,000            3,924,000
                                                         --------------------- --------------------

Stockholders' Deficit:
    Common stock, $.001 par value;
    50,000,000 shares authorized: 4,141,258
    and 3,200,137 shares outstanding                               10,877,000           10,427,000
    Deficit                                                      (22,740,000)         (18,689,000)
                                                         --------------------- --------------------
       Stockholders' Deficit                                     (11,863,000)          (8,262,000)
                                                         --------------------- --------------------
                                                                   $  538,000           $  750,000
                                                         ===================---====================

                     See accompanying summary of accounting
                         policies and notes to financial
                                   statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS

                                       For the Years Ended
                                           December 31,
                           -----------------------------------------
                                2000          1999           1998
                           -------------   ----------    -----------
Revenues                   $ 1,186,000    $ 3,659,000    $ 5,629,000
Costs of advertising         1,561,000
revenue                      3,759,000      4,442,000
                           -----------    -----------    -----------
Gross margin (loss)           (375,000)      (100,000)     1,187,000
                           -----------    -----------    -----------
Expenses:
  Sales and marketing        1,969,000      2,727,000      2,817,000
  Product development           95,000        256,000         45,000
  General and                1,421,000      1,146,000      1,151,000
administrative

  Gain on sale of assets      (496,000)            --             --
                           -----------    -----------    -----------
    Total expenses           2,989,000      4,129,000      4,013,000
                           -----------    -----------    -----------
Loss from operations        (3,364,000)    (4,229,000)    (2,826,000)
Interest and other
expense, net                  (687,000)      (230,000)            --
                           -----------    -----------    -----------

Net Loss                   $(4,051,000)   $(4,459,000)   $(2,826,000)
                           ===========    ===========    ===========

Loss per share:

 Basic and diluted         $     (1.24)   $     (1.39)   $     (0.88)

Weighted average shares
outstanding:                 3,264,597      3,200,137      3,200,137

                     See accompanying summary of accounting
                         policies and notes to financial
                                   statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                          STATEMENTS OF CAPITAL DEFICIT

              PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 31, 2000

                                                                           Total
                                  Common Stock                          Stockholders'
                                                                           Deficit
                            Shares          Amount        Deficit
                        ------------    -------------   -------------   ------------
Bal. at Jan. 1, 1997       3,200,137    $ 10,427,000    $(11,404,000)   $   (977,000)
Net loss                  (2,826,000)     (2,826,000)
                        ------------    ------------    ------------    ------------
Bal. at Dec. 31, 1998      3,200,137      10,427,000     (14,230,000)     (3,803,000)
Net loss                  (4,459,000)     (4,459,000)
                        ------------    ------------    ------------    ------------
Bal. at Dec. 31, 1999      3,200,137      10,427,000     (18,689,000)     (8,262,000)
Conversion of Series
I preferred stock            941,121         450,000                         450,000

Net loss                                                  (4,051,000)     (4,051,000)
                        ------------    ------------    ------------    ------------

Bal. at Dec. 31, 2000      4,141,258    $ 10,877,000    $(22,740,000)   $(11,863,000)
                        ============    ============    ============    ============


                 See accompanying summary of accounting policies
                       and notes to consolidated financial
                                   statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED
                                                                  DECEMBER 31,

                                   -----------------------------------------------------------------------------------

                                             2000                         1999                          1998
                                   -------------------------    -------------------------     ------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                                    $(4,051,000)                 $(4,459,000)                 $(2,826,000)
Adjustments to reconcile
net loss to net cash
used in operating
activities:
Depreciation and amortization                      113,000                      326,000                      216,000
Provision for doubtful
accounts                                          (33,000)                       57,000                      168,000
Changes in assets and
liabilities:
Accounts receivable                              (115,000)                      408,000                      355,000
Prepaid and other assets                           104,000                      418,000                       45,000

Accounts payable                                 (169,000)                    (238,000)                    (392,000)
Accrued expenses                                 (408,000)                      364,000                    (182,000)
Deferred revenue                                  (14,000)                      (4,000)                     (13,000)
                                   -------------------------    -------------------------     ------------------------
NET CASH USED IN OPERATING
ACTIVITIES                                     (4,573,000)                  (3,128,000)                  (2,629,000)
                                   -------------------------    -------------------------     ------------------------
CASH FLOWS FROM INVESTING
ACTIVITES

                                   -------------------------    -------------------------     ------------------------
Purchase of equipment                                    -                     (95,000)                    (129,000)
                                   -------------------------    -------------------------     ------------------------
CASH FLOWS FROM FINANCING
ACTIVITES

Proceeds from notes

payable - related party                          4,430,000                    3,727,000                      400,000
Proceeds (payments) from

line of credit                                           -                    (350,000)                      350,000
Issuance of stock                                        -                            -                    1,921,000
                                   -------------------------    -------------------------     ------------------------
NET CASH PROVIDED BY
FINANCING ACTIVITES                              4,430,000                    3,377,000                    2,671,000
                                   -------------------------    -------------------------     ------------------------

NET INCREASE (DECREASE) IN CASH                  (143,000)                      154,000                     (87,000)
Cash, beginning of period                          336,000                      182,000                      269,000
                                   -------------------------    -------------------------     ------------------------
Cash, end of period                             $  193,000                    $ 336,000                   $  182,000
                                   =========================    =========================     ========================

Supplemental disclosure of cash flow information:

  Cash paid for interest                         $  13,000                   $  170,000                    $  12,000


                 See accompanying summary of accounting policies
                       and notes to consolidated financial
                                   statements.

                        HYPERMEDIA COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Hypermedia Communications, Inc. ("Company") was incorporated in California in August 1989. In September 1999, the Company announced a change in operations from a traditional print publication to an enhanced, Internet- based information service. The Company published its final issue of NewMedia magazine and began devoting its resources to the development of its website, newmedia.com, which provides daily news and information services to the Internet architect community. In October 2000, the Company announced that due to its inability to secure financing, it suspended operations, laid off most of its work force, and began to explore options to sell the Company or its assets and wind down operations. In December 2000, the Board of Directors and shareholders approved the sale of its assets to Internet.com Corporation. In December 2000, the Company sold substantially all of its assets, including its web site, NewMedia.com, and related media assets and mailing lists.

The Company currently has no operations and plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and cash equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives, which range from 2 - 7 years.

Impairment of long-lived assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Income taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

                        HYPERMEDIA COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS

The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Basic and diluted loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by dividing the net loss, by the weighted average number of common shares outstanding plus potential dilutive securities. The potential dilutive securities had an anti-dilutive effect for all years shown.

Stock-based compensation

The Company measures compensation expense or its stock-based employee compensation plans using the intrinsic value method, and has provided in Note 8, the pro forma disclosure of the effect on net loss and loss per common share as if the fair value based method had been applied in measuring compensation expense.

NOTE 2 - SALE OF ASSETS

In December 2000, the Company sold substantially all of its assets to Internet.com Corporation for $505,000. A gain of $496,000 was recorded on the sale and as a result, the Company no longer has operations.

NOTE 3 - PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                December 31,
                                        2000                       1999
                               ----------------------    ------------------------
Prepaid rent and deposits                 $       -                   $  52,000
Prepaid services                                  -                      19,000
Other                                             -                      33,000
                               ----------------------    ------------------------
                                          $       -                   $ 104,000
                               ======================    ========================

NOTE 4 - PROPERTY AND EQUIPMENT, NET

                                                       December 31,
                                               2000                       1999
                                      ----------------------    ------------------------
Equipment                                        $  40,000                   $ 351,000
Furniture and fixtures                                   -                     141,000
                                      ----------------------    ------------------------
                                                    40,000                     492,000
Less: accumulated depreciation and                (19,000)                   (359,000)
amortization

                                      ----------------------    ------------------------
                                                  $ 21,000                   $ 133,000
                                      ======================    ========================

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

NOTE 5 - NOTES PAYABLE

Related party transactions At December 31, 2000 and 1999, borrowings from its principal shareholder totaled $8,557,000 and $4,127,000, respectively. Borrowings accrue interest at 10% per annum and are collateralized by the Company's assets. Principal and accrued interest is due and payable on demand by the lender. Demand may be made at any time, and principal and accrued interest shall not be paid later than 180 days after the date of borrowing.

NOTE 6 - CONVERTIBLE PREFERRED STOCK

The Company's principal shareholders, MK Global Ventures II and MK GVD Fund, beneficially own 83% of the outstanding Common Stock assuming conversion of all outstanding Convertible Preferred Stock into Common Stock. Convertible Preferred Stock at December 31, 2000, consists of the following:

                                                                                                                      Proceeds
                                                                                             Aggregate                 Net of
                     Year                  Shares                   Shares                 Liquidation               Issuance
Series              Issued               Authorized               Outstanding                 Amount                   Costs
------              ------               ----------               -----------                 ------                   -----

Series E            1993                 8,064,516                8,064,516     $          1,000,000     $          1,000,000

Series F            1996                    82,250                   82,250                  250,000                  209,000
Series G            1997                    50,344                   50,344                  100,000                   98,000
Series H            1997                   117,000                  117,000                  250,000                  246,000
Series J            1998                   250,000                  169,281                1,950,000                1,921,000
Undesignated                             1,471,606                        -                        -                        -
                              ----------------------    ---------------------     --------------------    ---------------------
                                        10,035,716                8,483,391     $          3,550,000     $          3,474,000

                              ======================    =====================     ====================    =====================

The shares of Convertible Preferred Stock have various rights and preferences as follows:

Voting

Each share of Series E, F, G, H and J Convertible Preferred Stock is entitled to the same number of votes as the number of shares of Common Stock into which the Convertible Preferred Stock is convertible.

Dividends

Holders of Series E, F, G, H and J Convertible Preferred Stock are entitled to receive dividends at the rate of $0.01, $0.15, $0.10, $0.11 and $0.06, respectively, per annum for each outstanding share then held by shareholders, payable in preference and priority to any payment of any dividend on Common Stock, when and if such dividends are declared by the Board of Directors. The Company shall make no distribution to holders of

                        HYPERMEDIA COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS

Common Stock until Convertible Preferred Stock dividends have been paid. Dividends are not cumulative and no dividend rights accrue.

Liquidation

In the event of any liquidation or winding up of the Company, the holders of Series E, F, G, H and J Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution to holders of Common Stock, the amounts summarized in the table above, plus an amount equal to all declared but unpaid dividends on such shares. After paying the amounts due the holders of shares of Convertible Preferred Stock, the remaining assets available for distribution shall be distributed ratably to the holders of Common Stock and holders of Convertible Preferred Stock as if fully converted to Common Stock. If assets are insufficient to permit payment in full to the holders of Convertible Preferred Stock, then distribution would be made to the Series E shareholders then to all other Convertible Preferred Stock holders on a pro-rata basis.

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

NOTE 7 - WARRANTS

The following warrants were outstanding at December 31, 2000:

In June 1997, the Company issued a warrant to purchase 1,724 shares of Common Stock at $2.25 per share in conjunction with the Series G Convertible

Preferred Stock financing. The warrants had a nominal value at date of grant. The warrant was to expire in June 2002, but was canceled by the Company.

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

NOTE 8 - STOCK COMPENSATION PLANS

Stock option plan

In December 1991, the Company adopted the 1991 Stock Option Plan (the "Option Plan"). The Option Plan, which expires in December 2001, provides for incentive as well as nonstatutory stock options and stock purchase rights. The Board of Directors may terminate the Option Plan at any time at its discretion. The number of shares of Common Stock reserved for issuance under this plan, as amended, totals 1,400,000 shares.

                        HYPERMEDIA COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS

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

In April 1994, the Company adopted the 1993 Director Stock Option Plan. The option plan provides for the automatic, nondiscretionary grant of nonstatutory stock options to the Company's nonemployee directors. The terms of the plan are substantially similar to those for nonstatutory options granted under the Company's employee stock option plan. The automatic grant applies to each nonemployee director upon the initial appointment to the board, and annually upon re-election of each nonemployee director by the shareholders. Initial grants were for 25,000 shares and annual grants shall be for 5,000 shares. The shares will vest over four years. The number of shares of Common Stock reserved for issuance under this plan, as amended, totaled 250,000 shares. Options outstanding under this plan were canceled as of December 31, 2000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: dividend yield of 0.0%, expected volatility of 70.0%, expected lives of five years for all years and risk free rates of 5.0%, 6.4% and 4.8%. There were no stock options granted in 2000.

Activity under both plans is as follows:

                         HYPERMEDIA COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                              2000                               1999                              1998

                                      Weighted                         Weighted                            Weighted
                                         Avg.                            Avg.                              Avg. Ex.
                    Shares               Ex.           Shares            Ex.              Shares            Price
                                        Price                           Price
                 -----------    ---------------     -------------  --------------      -----------    ----------------
Beg. of year      1,215,544     $          1.01        903,044     $         1.38         637,544     $           3.35

Granted                   -     $             -        528,500     $          .44         869,356     $           1.05

Exercised                 -     $             -              -     $            -               -     $              -

Canceled        (1,215,544)     $          1.01      (216,000)     $         1.19       (603,856)     $           3.01

End of year               -     $             -      1,215,544     $         1.01         903,044     $           1.38

                 ===========    ===============     =============   ==============     ===========    ================
Options
exercisable
at year end               -                            397,946                            187,937
                 ============                       =============                      ===========
Weighted
average fair
value of
options
granted
during the                       $             -                   $         0.19                     $           0.66
year                             ===============                   ===============                    =================

Stock options outstanding were canceled as of December 31, 2000.

Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, the Company's net loss would have been as follows:

                                                                        Years Ended December 31,
                                                 -----------------------------------------------------------------------
Net loss:                                                   2000                         1999                       1998
                                                 --------------------------    ------------------------    -----------------------
  As reported                                               $ (4,051,000)     $           (4,459,000)    $           (2,826,000)
  Pro forma                                                 $ (4,165,000)     $           (4,611,000)    $           (2,899,000)
Net loss per share basic and diluted:

  As reported                                               $      (1.24)     $                (1.39)    $                (0.88)
  Pro forma                                                 $      (1.28)     $                (1.44)    $                (0.91)

1997 Employee Stock Purchase Plan

During 1997, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees to contribute up to 15% of their base compensation to purchase Common Stock of the Company at 85% of fair market value and are subject to approval by the Board of Directors. The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Purchase Plan shall be 150,000 shares, subject to changes in the Company's capitalization. As of December 31, 2000, no shares were issued under the Purchase Plan.

NOTE 9 - INCOME TAXES

No provision for federal income taxes has been recorded as the Company incurred net operating losses through December 31, 2000. At December 31, 2000, the Company had net operating loss carryforwards of approximately $22,700,000. The federal net operating loss carryforwards begin to expire in various amounts beginning in 2004, subject to certain limitations.

No deferred taxes have been recorded and a 100% valuation allowance is required because of the uncertainty regarding the realization of the deferred tax assets.

NOTE 10 - COMMITMENTS

The Company has one lease remaining for computer equipment for $700 per month for 16 months.

Total rental expense under operating leases was $449,000, $318,000, and $313,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

                        HYPERMEDIA COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENT

In February 2001, the principal shareholders, MK Global Ventures, MK Global Ventures II and MK GVD Fund sold their common stock, convertible preferred stock and notes payable to an unrelated third party. In a related transaction, the Company issued 30,000,000 common shares in settlement of the notes payable and accrued interest to the new shareholder.

                         HYPERMEDIA COMMUNICATIONS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              Bal. Beg.                                                                      Bal. End
             Description       of Year                  Additions                  Deductions                 of Year
---------------------------------------------    -----------------------     ----------------------    ---------------------
Allowance for doubtful
accounts receivable
Year ended Dec. 31, 2000          $  56,000     $             (33,000)      $            (23,000)     $                  -

Year ended Dec. 31, 1999          $  75,000     $               57,000      $            (76,000)     $             56,000

Year ended Dec. 31, 1998          $ 110,000     $              168,000      $           (203,000)     $             75,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          TO BE SUPPLIED BY AMENDMENT

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings, fair values or cash flows. However, there can be no assurance that a sudden and significant decline in the value of European currencies would not have a material adverse effect on our financial conditions and results of operations.

Our short-term bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to the short-term bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the report of auditor's are included in this report under Item 6 herein.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

NAME                        AGE              POSITION WITH THE COMPANY
Robert Esposito             40               Chairman of the Board of Directors,
                                             President and Secretary

All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected. There is no family relationship between any director or executive officer of the Company. Officers hold office until their successors are duly elected.

Robert Esposito joined the Company in March, 2001 as its President and Secretary and he also became a director of the Company at that time. In 1983, he graduated from Old Dominion University in Norfolk, Virginia. He worked as a diamond grader for Zales in 1985. From 1986 to 1987, he operated Avanti Jewelers. From 1987 to 1992, he was CEO of DRD Entertainment. In 1992, he opened and ran Hammerjax, the largest Nightclub in Tampa Bay, Florida. In 1992, he controlled a number of restaurants and entertainment venues. In 1996, he was the President & CEO of Florida Wireless & TRA Telecom. Since 1997 he was worked in mergers & acquisitions. This included raising money for public companies and finding merger candidates for public shells. In 1999 he successfully merged Isotec with World Am Communications (OTCBB: WLDI).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation and Other Matters".

                                      III-1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 12, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------
Common Stock               Robert Esposito                    2,144,822               52.30%

Preferred Stock            Robert Esposito                    8,064,516 - Series E      100%
                                                                 82,250 - Series F      100%
                                                                 50,344 - Series G      100%
                                                                117,000 - Series H      100%
                                                                169,281 - Series J      100%

Security Ownership of Management:

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------
Common Stock               Robert Esposito                    2,144,822               52.30%

Preferred Stock            Robert Esposito                    8,064,516 - Series E      100%
                                                                 82,250 - Series F      100%
                                                                 50,344 - Series G      100%
                                                                117,000 - Series H      100%
                                                                169,281 - Series J      100%

All directors and executive
officers as a group (1 person)                     Common     2,144,822               52.30%

                                                   Preferred  8,064,516 - Series E      100%
                                                                 82,250 - Series F      100%
                                                                 50,344 - Series G      100%
                                                                117,000 - Series H      100%
                                                                169,281 - Series J      100%

                                       III-2

(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners. We are not a subsidiary of any parent company.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules under Item 6 herein.

2. Financial statement schedules; see index to financial statements and schedules under Item 6 herein.

3.  Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

                          TO BE SUPPLIED BY AMENDMENT

(b)  Reports on Form 8-K

On December 20, 2000, we files a report on Form 8-K regarding the sale of substantially all of our assets to Internet.com Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    HYPERMEDIA COMMUNICATIONS, INC.

                                    By: /s/ Robert Esposito
                                    -------------------------------
                                            Robert Esposito
                                            President Secretary and Director

Dated:     April 17, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                       TITLE                                 DATE
----                       -----                                 ----
/s/ Robert Esposito        President Secretary and Director      April 17, 2001
------------------------
    Robert Esposito