Form 10-Q
period 2001-03-31
HYPERMEDIA COMMUNICATIONS INC
filed 2001-05-21
CIK 894680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                           Commission File No. 1-11624

                         HYPERMEDIA COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

                                   California
                            (State or jurisdiction of
                         incorporation or organization)

                                   94-3104247
                      (I.R.S. Employer Identification No.)

                               710 Oakfield Drive
                             Brandon, Florida 33511
               (Address of principal executive offices )(Zip Code)

                                 (813) 662-1600
                (Registrant's telephone no., including area code)

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,141,258 shares of Common Stock, par value $0.001 per share, were outstanding at May 18, 2001. (An additional 35,000,000 shares have been requested to be issued but have not yet been issued)

                          HYPERMEDIA COMMUNICATION, INC.

                                    FORM 10-Q

                                Table of Content

PART I - Financial Information

Item 1 - Financial Statements

  Independent Accountants' Report

  Condensed Consolidated Financial Statements

      Balance Sheets - March 31, 2001 and December 31, 2000 (Audited)

      Statements of Operations - Three months ended March 31, 2001 and 2000

      Statements of Cash Flows - Three months ended March 31, 2001 and 2000

      Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

              PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

                          HYPERMEDIA COMMUNICATIONS, INC.

                              FINANCIAL STATEMENTS

                                Table of Content

  Condensed Consolidated Financial Statements

      Balance Sheets - March 31, 2001                                            F-2

      Statements of Operations - Three months ended March 31, 2001 and 2000      F-3

      Statements of Cash Flows - Three months ended March 31, 2001 and 2000      F-4

      Notes to Consolidated Financial Statements                                 F-5-

                        HYPERMEDIA COMMUNICATIONS, INC.
                                 BALANCE SHEET

                                                                      March 31,
                                                                        2001
                                                                        ----
ASSETS
Property and equipment                                            $      20,000
                                                                  -------------

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts Payable                                               $      30,000
   Accrued expenses                                                       2,000
                                                                  -------------

       Total current liabilities                                  $      32,000

Convertible preferred stock, $.001 par value, 10,064,516 shares
authorized, 8,483,391 issued and outstanding                          3,474,000

Stockholders' Deficit:
   Common stock, $.001 par value, 50,000,000 shares authorized:
   4,141,258 shares issued and outstanding                           19,522,000
   Accumulated deficit                                              (23,008,000)
                                                                  -------------

     Stockholders' Deficit                                              (12,000)
                                                                  $      20,000
                                                                  =============

       See the accompanying notes to these condensed financial statements

                        HYPERMEDIA COMMUNICATIONS, INC.
                             STATEMENT OF OPERATIONS

                                                       For the Three Months Ended
                                                                March 31,
                                                    2001                       2000
                                                    ----                       ----
Revenues                                          $            --       $     416,000
Costs of revenue                                               --             377,000
                                                  ---------------       -------------
Gross Margin                                                   --              39,000
                                                  ---------------       -------------
Expenses:
  Sales and Marketing                                          --             593,000
  Product development                                          --              89,000
  General and administrative                               19,000             312,000
  Bad debt expense                                        161,000                  -0-
                                                  ---------------       -------------
      Total expenses                                      180,000             994,000
                                                  ---------------       -------------
Loss from operations                                     (180,000)           (955,000)
  Interest and other expense, net                          88,000             115,000
                                                  ---------------       -------------
Net loss                                          $      (268,000)      $  (1,070,000)
                                                  ===============       =============
Loss per share:
  Basic and diluted                               $         (0.01)      $       (0.33)

Weighted average shares outstanding:                   23,585,702           3,200,379

       See the accompanying notes to these condensed financial statements

                         HYPERMEDIA COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Three Months Ended
                                                                March 31,
                                                    2001                       2000
                                                    ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $   (268,000)                 $(1,070,000)
Adjustments to reconcile
net loss to net cash
used in operating
activities:
Allowance for doubtful accounts                    161,000                        2,000

Changes in assets and
liabilities:
Accounts receivable                                 70,000                      (94,000)
Prepaid assets and other                                --                      (67,000)
Accounts payable                                    55,000                       63,000
Accrued expenses                                  (211,000)                      (3,000)
Deferred revenue                                        --                       17,000
                                   -------------------------    -----------------------
NET CASH USED IN OPERATING
ACTIVITIES                                        (193,000)                  (1,120,000)
                                   -------------------------    -----------------------
CASH FLOWS FROM INVESTING
ACTIVITES

Purchase of equipment                                   --                     (51,000)
                                   -------------------------    -----------------------
CASH FLOWS FROM FINANCING
ACTIVITES

Proceeds from notes
payable - related party                                 --                    1,300,000
                                   -------------------------    -----------------------

NET INCREASE (DECREASE) IN CASH                   (193,000)                     129,000
Cash, beginning of period                          193,000                      336,000
                                   -------------------------    -----------------------
Cash, end of period                             $       --                    $ 465,000
                                   =========================    =======================

Supplemental disclosure of cash flow information:

  Cash paid for interest                        $       --                   $    4,000

       See the accompanying notes to these condensed financial statements

                        HYPERMEDIA COMMUNICATIONS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

The financial statements of HyperMedia Communications, Inc. (the "company") as of March 31, 2001 and 2000 and for the three months then ended are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. These financial statements should be read in conjunction with the Financial Statements for the year ended December 31, 2000 and notes thereto included in the Company's annual report on Form 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the entire year.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PAYMENT OF NOTES PAYABLE

In February 2001, the former principal shareholders, MK Global Ventures, MK Global Ventures II and MK GVD Fund sold their common stock, convertible preferred stock and notes payable to an unrelated third party. In a related transaction, the Company issued 35,000,000 common shares in settlement of the notes payable and accrued interest to the new shareholder.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2001, the Company had the following non-cash transactions:

     * The Company issued 35,000,000 shares of common stock for payment of debt.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This section and other parts of this Report on Form 10-Q certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forwarding- looking statements as a result of the factors set forth below and in "Factors Affecting Operating Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

General

HyperMedia Communications, Inc., (the "Company" or "HyperMedia") was incorporated in California in August 1989. The Company sold all of its assets in December 2000 and currently has no operations in the first quarter 2001 and plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business. Therefore, any comparisons to operating results in prior periods is irrelevant.

Item 3.  Quantitave and Qualitative Disclosures About Market Risk

Our cash equivalents are subject to interest rate risk and will fall in value in the event the market rate increases. However, we believe that the market risk arising from our cash equivalents is not material. Our transactions are generally conducted and our accounts are denominated in United States dollars. Thus we are not exposed to significant foreign currency risk.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.     None

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Item 2. Changes in Securities and Use of Proceeds. None.

However, in May 2001, we requested the issuance of 35,000,000 shares of our common stock to Robert Esposito for the cancellation of $7,914,192 in debt instruments held by Mr. Esposito. To date, such shares have not been issued. Mr. Esposito acquired such debt instruments pursuant to an agreement dated February 7, 2001.

Item 3.  Defaults Upon Senior Securities.   None

Item 4. Submission of Matters to a Vote of Security  Holders.  None

Item 5.  Other Information.     Not Applicable

Item 6   Exhibits and Reports on Form 8-K

 (a)     Exhibits -  None

 (b)     Reports on Form 8-K -  None

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2001.

                                    HYPERMEDIA COMMUNICATIONS, INC.

                                    By: /s/ Robert Esposito
                                    -------------------------------
                                            Robert Esposito
                                            President Secretary and Director


Date: May 21, 2001