Form 10-K/A
period 2000-12-31
HYPERMEDIA COMMUNICATIONS INC
filed 2001-06-28
CIK 894680

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K


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

                                   California
                         (State or other jurisdiction of
                         incorporation or organization)

                                   94-3104247
                                (I.R.S. Employer
                             Identification Number)

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

                                 Yes [ ] No [X]

* The original Form 10-K indicated "Yes". It was subsequently discovered that Robert Esposito had not timely filed a Form 3.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 25, 2001, in the OTC Electronic Bulletin Board Market, was approximately $1,794,177 (this assumes 35,000,000 shares issued to Robert Esposito). For purposes of this disclosure, shares of Common Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, and Series J Preferred Stock held by each officer and director of the registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 25, 2001, the registrant had 4,100,975 shares of Common Stock (an additional 35,000,000 shares have been requested to be issued based on actions taken in February 2001 but have not been issued to date), 8,064,516 shares of Series E Preferred Stock, 82,250 shares of Series F Preferred Stock, 50,344 shares of Series G Preferred Stock, 117,000 shares of Series H Preferred Stock, and 169,281 shares of Series J Preferred Stock outstanding.

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

We previously produced information and business services for the global Internet Architect community. Our primary product offering was NewMedia.com, a vertical portal on the World Wide Web targeted to Internet Architects, professionals who utilize business, design, and technology skills to create Web sites and Internet-driven businesses. We also produced the NewMedia INVISION Awards Festival, an annual competition and conference that seeks to identify the most original and creative ideas within the global Internet Architect community.

On October 17, 2000, we announced that due to our inability to secure necessary financing, we suspended operations, laid off most of our staff, and begun to explore options to sell our assets.

On December 6, 2000, we approved the sale of substantially all of our assets, including our website, NewMedia.com to Internet.com Corporation (Nasdaq: INTM) and entered into an agreement regarding such transaction on December 7, 2000.

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

Employees

We presently do not have any employees. Robert Esposito, our only officer and director, is seeking an acquisition or merger candidate.

ITEM 2. PROPERTIES

Our executive office is located in approximately 2100 square feet of space at 710 Oakfield Drive, Brandon, Florida 33511 on a month to month basis. Robert Esposito, our only officer and director, utilizes this space for other businesses he operates. We believe that the present facilities are adequate for our present needs. We do not presently pay any rent.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. From time to time we are involved in legal proceedings in the normal course of business. However, the impact on our financial position, statement of operations and cash flows is not expected to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Except as stated below, there were no submissions of matters or a vote of security holders during the fourth quarter of the year ended December 31, 2000.

On December 6, 2000, our Board of Directors and shareholders approved the sale of substantially all of our assets, including our website, NewMedia.com, and related media assets and mailing lists, to Internet.com Corporation (Nasdaq:
INTM), based in Darien, Connecticut.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Our Common Stock is traded on the OTC:BB Market under the symbol "NMNW." Our Common Stock was first listed for trading in March 1993. The high and low sales prices for 1999 and 2000 are as follows:

FISCAL QUARTER                                   HIGH ($)       LOW ($)
--------------                                   --------       -------
First quarter ended March 31, 1999 (1)               0.312       0.125
Second quarter ended June 30, 1999                   0.420       0.170
Third quarter ended September 30, 1999               0.700       0.070
Fourth quarter ended December 31, 1999               1.375       0.500
First quarter ended March 31, 2000                   0.375       0.063
Second quarter ended June 30, 2000                   0.375       0.063

Third quarter ended September 30, 2000               0.125       0.063
Fourth quarter ended December 31, 2000               0.125       0.016

(1) In September 1998, our Common Stock was deleted from the Nasdaq Small Cap Market. Our Common Stock continued trading on the Pacific Exchange until it was delisted in March 1999.

We estimate that as of June 25, 2001, there were approximately 350 holders of our Common Stock.

We have never paid cash dividends on any shares of our capital stock and our Board of Directors intends to continue this policy for the foreseeable future. Our ability to pay dividends on our Common Stock also will be limited by the preferences of the Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series J Preferred Stock, and may be limited by the terms of future Preferred Stock issuances or indebtedness. However, we intend to cancel all series of our Preferred Stock in the immediate future. Earnings, if any, will be used to finance the development and expansion of our business. Future dividend policy will depend upon our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                  Year Ended December 31,
                                       -----------------------------------------------------------
                                          2000          1999           1998           1997           1996
                                       ----------     ----------     ----------     ----------    ----------
                                                  (In Thousands, Except Share And Per Share Data)
Statement of Operations Data:
Revenues ...........................   $     1,186    $    3,659     $    5,629     $    7,637     $    8,618
                                       ----------     ----------     ----------     ----------     ----------

Expenses:
 Editorial .........................           472         1,137            951          1,151          1,228
 Production ........................           514         1,238          1,647          1,922          2,373
 Circulation .......................           575         1,384          1,844          2,088          2,072
 Sales and marketing ...............         1,969         2,727          2,817          2,318          2,269
 Product development ...............            95           256             45             40             29
 General and administrative.........         1,421         1,146          1,151            972            914
                                       ----------     ----------     ----------     ----------      ---------
   Total expenses ..................         4,550         7,888          8,455          8,491          8,885
                                       ----------     ----------     ----------     ----------      ---------

Loss from operations ...............       (3,364)       (4,229)        (2,826)          (854)          (267)

Interest and other expense, net.....         (687)         (230)            --            (32)           (24)
                                       ----------     ----------     ----------     ----------      ---------
Net loss ...........................   $   (4,051)   $   (4,459)    $   (2,826)    $     (886)    $     (291)
                                       ==========     ==========     ==========     ==========      =========
Net loss per share, basic and
 diluted (1) .......................   $    (1.24)   $    (1.39)    $    (0.88)    $    (0.28)    $    (0.10)
                                       ==========     ==========     ==========     ==========      =========

Weighted average shares (1) ........    3,264,597      3,200,137      3,200,137      3,185,043      3,019,004

                                                                  At December 31,
                                       -----------------------------------------------------------
                                          2000          1999           1998           1997           1996
                                       ----------     ----------     ----------     ----------     ----------
                                                                    (In Thousands)
Balance Sheet Data:

Working capital (deficit) ..........   $   (8,409)    $   (4,471)    $     (243)    $      575     $      442
Total assets .......................          538            750          1,710          2,452          2,584
Shareholders' equity (deficit)......  (11,863,000)    (8,262,000)    (3,803,000)      (977,000)      (141,000)


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

                                                                 Year Ended December 31,
                                                      -----------------------------------------------
                                                          2000              1999             1998
                                                      -------------     --------------    -----------
Revenues                                                  100%              100%             100%
Cost of advertising revenue                                132               103               79
                                                      -------------     --------------    -----------
Gross margin                                              (32)               (3)              21
                                                      -------------     --------------    -----------
Expenses:
  Sales and marketing                                     166                75               50
  Product development                                       8                 7                1
  General and administrative                              120                31               20
  Gain on sale of assets                                 (42)                 -                -
                                                      -------------     --------------    -----------
    Total expenses                                        252               113               71
                                                      -------------     --------------    -----------
Loss from operations                                    (284)             (116)             (50)
Interest and other expense, net                          (58)               (6)                -
                                                      -------------     --------------    -----------
Net loss                                                (342)            (122)%            (50)%
                                                      =============     ==============    ===========

Revenues

     Total revenues were $1,186,000 in 2000 compared to $3,659,000 in 1999 and $5,629,000 in 1998. The decrease in 2000 revenues of $2,473,000, or 68 percent, over 1999 was primarily due to a decline in advertising revenues in NewMedia magazine and newmedia.com. The Company had shifted its selling focus from traditional print advertisers to Internet-focused advertisers, all operations were effectively shut down in October 2000. We published our last issue of NewMedia in September 1999. This fact, plus the continuation of an industry-wide decline in print advertising in technology publications, accounted for the decline in 1999 revenue over 1998.

Costs of Advertising Revenues

  Total cost of advertising revenue were $1,561,000 in 2000 compared to $3,759,000 in 1999 and $4,442,000 in 1998. The decrease in 2000 cost of advertising revenues of $2,198,000, or 58 percent, over 1999 was primarily due to a decline in advertising revenues. In 2000 cost of advertising revenue was comprised principally of salaries and fees paid to the writers for the Company's publications. The decrease in 1999 cost of advertising expense of $683,000, or 15 percent, from 1998 is due to the decrease in publication and circulation costs offset by the increased costs attributable to the costs of staffing and consulting associated with the development of newmedia.com.

Sales and Marketing

  Sales and marketing expenses were $1,969,000 in 2000 compared to $2,727,000 in 1999 and $2,817,000 in 1998. The decline of $758,000, or 28 percent, less than 1999 was primarily due to decreased operations in 2000 with operations ultimately being shut down. The decline of 90,000 or 3% from 1998 was due general cost reduction programs partially offset by higher marketing costs related to the January launch of newmedia.com. The increased expenditures in 1998 were primarily attributable to higher sales expenditures, including compensation expenses related to the hiring of a publisher in July 1998 and new sales personnel in the first half of 1998 and the addition of the two-day Insight Conference program to the INVISION Awards Festival, offset by lower marketing costs.

Product Development

Product development costs were $95,000 in 2000 compared to $256,000 in 1999 and $45,000 in 1998. The decrease of 161,000 is due to the shift from a magazine to an Internet based site. The increase of $211,000, or 469 percent, more than 1998, is directly related to payments to external consultants for the development of newmedia.com.

General and Administrative

General and administrative expenses were $1,421,000 in 2000 compared to $1,146,000 in 1999 and $1,151,000 in 1998. The increase of $275,000 or 24% was primarily due to costs incurred with the shut down operations. The $5,000 decrease in 1999 over 1998 was due to general cost control programs.

Interest and Other Income and Expenses

  Interest and other expenses were ($687,000) in 2000 compared to ($230,000) in 1999 and $0 in 1998. The $457,000 increase in 2000 and the 230,000 increase in 1999 over 1998 is directly related to the increase in our use of short-term debt to fund working capital requirements.

Net Loss

  We incurred a net loss of $4,051,000 in 2000 compared to $4,459,000 in 1999 and $2,826,000 in 1998. The decrease in net loss of $408,000 is due to operations being effectively shut down in October 2000. The increase in the net loss of $1,633,000, or 58 percent, from 1998 is primarily due to the short-fall in NewMedia magazine advertising revenue and increased spending on our new Web site in 1999. This decrease was partially offset by lower magazine related expenses resulting from our decision to cease publishing NewMedia magazine in September 1998, which resulted in three fewer issues being produced.

Income Taxes

  At December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $22,700,000, which may be utilized to reduce future taxable income, subject to certain limitations. The net operating loss carryforwards begin to expire in 2004. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period. As a result of prior financings, which resulted in such an ownership change in April 1990, approximately $500,000 of our net operating loss carryforwards are limited to usage of approximately $50,000 per year. Further, the initial public offering in March 1993 triggered another ownership change of greater than 50% and the potential benefits from utilization of tax carryforwards generated from April 1990 through the date of the offering, totaling approximately $5,600,000, will be limited. The approximate annual limitation on the utilization of those carryforwards is $700,000, provided that this amount is reduced to the extent that the net operating carryforwards generated through April 1990 are utilized. The exact limitation may change. Other conditions may also occur in the future, which would cause us to lose, or further limit the use by us of some or all of these net operating loss carryforwards.

Liquidity and Capital Resources

  The Company currently has no operations and plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

  At December 31, 2000, we had approximately ($8,409,000) in net working capital, and our principal source of liquidity consisted of approximately $193,000 in cash and funds loaned to us by our major shareholder MK Global Ventures, in association with its MK GVD Fund. These borrowings accrue interest at a rate of 10% per annum and are secured by the assets of the company. Principal and accrued interest is due and payable on demand, which demand may be made at any time, but in no event shall the principle and interest be paid later than 180 days after the date of the borrowing. On December 31, 2000, $8,557,000 was outstanding under these notes.

  Capital expenditures for 2000 were minimal. Capital expenditures for 1999 were $95,000 compared to $129,000 in 1998. These expenditures primarily consisted of Personal Computer replacements, software upgrades, and hardware and software for our new Web site.

  During the years ended December 31, 2000, 1999, and 1998, our net cash used in operating activities totaled $4,573,000, $3,128,000, and $2,629,000, respectively.

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

  Our Articles of Incorporation currently authorize us to issue 10,064,516 shares of preferred stock, of which 8,512,191 shares of preferred stock currently are issued and outstanding (the "Preferred Stock"). The Preferred Stock and accumulated dividends, as of December 31, 2000, are convertible into 7,834,422 shares of our Common Stock. The liquidation, dividend, and conversion features of the currently outstanding Preferred Stock are as follows:

  The Series E Preferred Stock has a liquidation preference per share equal to $0.124 per share and all accumulated and unpaid dividends. After December 31, 1999, the shares of Series E Preferred Stock are convertible into shares of Common Stock as is determined by dividing $0.124 by the Series E Conversion price. The Series E Conversion Price currently is $0.478 as a result of the issuance of the Series J Preferred Stock. Accordingly, each share of Series E Preferred Stock is convertible into approximately 0.3 shares of Common Stock for a total of 2,092,050 shares of Common Stock for all Series E shares. The Series E Preferred Stock also has price-based antidilution rights. Pursuant to the price-based anti-dilution rights (and subject to certain exceptions), if the Company issues shares at a price below the Series E Conversion Price, the Series E Conversion Price is reduced to the price at which the Company issues the shares.

  The Series E Preferred also has a cumulative dividend right, which accrues at a rate of $0.0074 per share (an aggregate of approximately $60,000 per annum). If there are accumulated unpaid dividends on the Series E Preferred at the time the Series E Preferred converts to Common Stock, then the dividends convert to Common Stock at the effective Series E Conversion Price. At December 31, 2000, the accumulated unpaid dividends, if converted, would be convertible into 847,280 shares of Common Stock.

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

  Our principal shareholders, MK Global Ventures II and their affiliate MK GVD Fund, sold their interests including common stock, preferred stock and notes payable in February 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The financial statements of the Company, together with the report of auditor's are as follows:


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

Consolidated Statement of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                              F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hypermedia Communications, Inc.

We have audited the accompanying balance sheet of Hypermedia Communications, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypermedia Communications, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's acocuntant is Malone & Bailey, PLLC of Houston, Texas. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Price Waterhouse Coopers LLP ("PWC") was replaced by Malone & Bailey, PLLC as the independent auditor for the Company on April 4, 2001. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

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

Robert Esposito joined the Company in March, 2001 as its President and Secretary and he also became a director of the Company at that time. In 1983, he graduated from Old Dominion University in Norfolk, Virginia. He worked as a diamond grader for Zales in 1985. From 1986 to 1987, he operated Avanti Jewelers. From 1987 to 1992, he was CEO of DRD Entertainment. In 1992, he opened and ran Hammerjax, the largest Nightclub in Tampa Bay, Florida. In 1992, he controlled a number of restaurants and entertainment venues. In 1996, he was the President & CEO of Florida Wireless & TRA Telecom. Since 1997 he has worked in mergers & acquisitions. This included raising money for public companies and finding merger candidates for public shell companies. In 1999, he successfully merged Isotec with World Am Communications, Inc. (OTCBB: WLDI).

COMMITTEES OF THE BOARD

We presently do not have any committees.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

On April 26, 2001, we filed a Form 3 for Robert Esposito.
Such Form 3 was filed late. A Form 5 has not been filed for our fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers compensation in 2000 exceeded $100,000.

                                      III-1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 26, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------
Common Stock               Robert Esposito                    35,000,000(2)             89.42%

Preferred Stock(3)         Robert Esposito                    8,064,516 - Series E      100%
                                                                 82,250 - Series F      100%
                                                                 50,344 - Series G      100%
                                                                117,000 - Series H      100%
                                                                169,281 - Series J      100%

Security Ownership of Management:

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------
Common Stock               Robert Esposito                    35,000,000(2)             89.42%

Preferred Stock(3)         Robert Esposito                    8,064,516 - Series E      100%
                                                                 82,250 - Series F      100%
                                                                 50,344 - Series G      100%
                                                                117,000 - Series H      100%
                                                                169,281 - Series J      100%

All directors and executive
officers as a group (1 person)                     Common     35,000,000(2)             89.42%

                                                   Preferred  8,064,516 - Series E      100%
                                                                 82,250 - Series F      100%
                                                                 50,344 - Series G      100%
                                                                117,000 - Series H      100%
                                                                169,281 - Series J      100%

                                       III-2

(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.
(2) Such shares are being issued based on a transaction that occurred in February 9, 2001 and are beneficially owned by Mr. Esposito as of such date. However, to date the transfer agent has not issued such shares.
(3) We intend to cancel all of our Preferred Shares in the immediate future. Mr. Esposito owns all of our Preferred Shares and has agreed to cancel same.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

Our executive office is located in approximately 2100 square feet of space at 710 Oakfield Drive, Brandon, Florida 33511 on a month to month basis. Robert Esposito, our only officer and director, utilizes this space for other businesses he operates. We believe that the present facilities are adequate for our present needs. We do not presently pay any rent.

Except as stated above, we have not and do not intend to enter into any transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners. We are not a subsidiary of any parent company.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statements and schedules under Item 8 herein.

2. Financial statement schedules; see index to financial statements and schedules under Item 8 herein.

3.  Exhibits:

The following exhibits are filed with this Form 10-K and are identified by the numbers indicated:

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

3.1c(3) Certificate of Determination of Preferences of Series F Preferred Stock of the Registrant.

3.1d(4) Certificate of Determination of Preferences of Series H Preferred Stock of the Registrant.

3.1e(4) Certificate of Determination of Preferences of Series I Preferred Stock of the Registrant.

3.1f(4) Certificate of Determination of Preferences of Series J Preferred Stock of the Registrant.

3.1g(9)      Amended and Restated 1991 Stock Plan as of June 6, 2000.

3.1h(10) Articles of Incorporation of the Registrant, as amended and filed September 2000.

3.2(1)       Bylaws of the Registrant.

3.2(9)       Amended and Restated 1993 Director Option Plan as of June 6, 2000.

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

4.5(4) Series G Preferred Stock Purchase Agreement, dated July 3, 1996, between the Registrant and MK GVD Fund.

4.6(4) Series H Preferred Stock Purchase Agreement, dated September 8, 1997, between the Registrant and MK GVD Fund.

4.7(4) Series I Preferred Stock Purchase Agreement, dated December 23, 1997, between the Registrant and MK GVD Fund.

4.8(4) Series J Preferred Stock Purchase Agreement, dated February 19, 1998, between the Registrant and MK GVD Fund.

4.9(7) Common Stock Warrant, dated August 11, 1999, issued by the Registrant to Kaufman Bros., L.P.

10.1(1)      Form of Indemnification Agreement for directors and officers.

10.2(2)      1991 Stock Plan and forms of agreement thereunder, as amended.

10.3(2) 1993 Director Option Plan and form of agreement thereunder, as amended.

10.4(1) Lease Agreement, dated February 21, 1991, between the Registrant and Spieker Partners.

10.5(7) Amendment #3 to Lease Agreement, dated February 21, 2000, between the Registrant and Spieker Properties, L.P.

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

10.10(6) $50,000 Subordinated Promissory Note, dated August 27,1999, issued by the Registrant to MK GVD Fund.

10.11(6) $200,000 Subordinated Promissory Note, dated September 14, 1999, issued by the Registrant to MK GVD Fund.

10.12(6) $100,000 Subordinated Promissory Note, dated September 28, 1999, issued by the Registrant to MK GVD Fund.

10.13(6) $638,137 Subordinated Promissory Note, dated September 30, 1999, issued by the Registrant to MK GVD Fund.

10.14(7) $325,000 Subordinated Promissory Note, dated October 13, 1999, issued by the Registrant to MK GVD Fund.

10.15(7) $100,000 Subordinated Promissory Note, dated November 8,1999, issued by the Registrant to MK GVD Fund.

10.16(7) $200,000 Subordinated Promissory Note, dated November 12,1999, issued by the Registrant to MK GVD Fund.

10.17(7) $125,000 Subordinated Promissory Note, dated November 29,1999, issued by the Registrant to MK GVD Fund.

10.18(7) $300,000 Subordinated Promissory Note, dated December 13, 1999, issued by the Registrant to MK GVD Fund.

10.19(7) $375,000 Subordinated Promissory Note, dated December 23,1999, issued by the Registrant to MK GVD Fund.

10.20(7) $1,191,689 Subordinated Promissory Note, dated December 31, 1999, issued by the Registrant to MK GVD Fund.

10.21(8) $200,000 Subordinated Promissory Note, dated January 18, 2000, issued by the Registrant to MK GVD Fund.

10.22(8) $300,000 Subordinated Promissory Note, dated February 8, 2000, issued by the Registrant to MK GVD Fund.

10.23(8) $300,000 Subordinated Promissory Note, dated February 17, 2000, issued by the Registrant to MK GVD Fund.

10.24(8) $200,000 Subordinated Promissory Note, dated March 14, 2000, issued by the Registrant to MK GVD Fund.

10.25(8) $300,000 Subordinated Promissory Note, dated March 29, 2000 issued by the Registrant to MK GVD Fund.

10.26(8) $1,597,502 Subordinated Promissory Note, dated March 31, 2000 issued by the Registrant to MK GVD Fund.

10.27(9) $300,000 Subordinated Promissory Note, dated April 14, 2000, issued by the Registrant to MK GVD Fund.

10.28(9) $250,000 Subordinated Promissory Note, dated April 28, 2000, issued by the Registrant to MK GVD Fund.

10.29(9) $250,000 Subordinated Promissory Note, dated May 15, 2000, issued by the Registrant to MK GVD Fund.

10.30(9) $150,000 Subordinated Promissory Note, dated May 31, 2000, issued by the Registrant to MK GVD Fund.

10.31(9) $200,000 Subordinated Promissory Note, dated June 15, 2000 issued by the Registrant to MK GVD Fund.

10.32(9) $200,000 Subordinated Promissory Note, dated June 30, 2000 issued by the Registrant to MK GVD Fund.

10.33(9) $2,616,689 Subordinated Promissory Note, dated June 30, 2000 issued by the Registrant to MK GVD Fund.

10.34(10)    $175,000 Subordinated Promissory Note, dated July 14, 2000, issued by the Registrant to MK GVD Fund.

10.35(10)    $175,000 Subordinated Promissory Note, dated July 31, 2000, issued by the Registrant to MK GVD Fund.

10.36(10)    $350,000 Subordinated Promissory Note, dated August 2, 2000, issued by the Registrant to MK GVD Fund.

10.37(10)    $350,000 Subordinated Promissory Note, dated September 14, 2000, issued by the Registrant to MK GVD Fund.

23.1         Consent of Independent Accountants.

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

(7) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 30, 2000.

(8) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed May 15, 2000.

(9) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed August 14, 2000.

(10) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed November 14, 2000.

(b)  Reports on Form 8-K

On December 20, 2000, we filed a report on Form 8-K regarding the sale of substantially all of our assets to Internet.com Corporation. This was the only Form 8-K filed during the quarter ended December 31, 2000.

(c)  Exhibits - See Item 14(a)3 above.

(d)  Financial Statement Schedules - See Item 14(a)2 above.

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

Dated:     June 26, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                       TITLE                                 DATE
----                       -----                                 ----

/s/ Robert Esposito        President, Secretary and Director     June 26, 2001
------------------------
    Robert Esposito
