Form 10-Q
period 2001-06-30
HYPERMEDIA COMMUNICATIONS INC
filed 2001-08-14
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

              [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                              EXCHANGE ACT OF 1934

          From the transition period from           to

                         Commission File Number 1-11624
                                                -------


                         HYPERMEDIA COMMUNICATIONS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                                   California
         (State or other jurisdiction of incorporation or organization)

                                   94-3104247
                       (IRS Employer Identification No.)

                   710 Oakfield Drive, Brandon, Florida 33511
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (813) 662-1600
                                 --------------
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes  X       No

As of August 14, 2001 39,141,258 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         HYPERMEDIA COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEET

                                                                       June 30,
                                                                         2001
                                                                 --------------------
                                                                     (Unaudited)
ASSETS
Property  and equipment                                                    $ 20,000
                                                                 ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                           34,000
  Accrued expenses                                                            2,000
                                                                 -------------------
    Total current liabilities                                                36,000
                                                                 -------------------

Convertible preferred stock, $.001 par value, 10,064,516 shares
Authorized, 8,483,391 issued and outstanding                              3,474,000

Stockholders' equity (deficit):
  Common stock, $.001 par value, 50,000,000 shares
    Authorized:  39,141,258 shares issued and outstanding:               19,522,000
  Accumulated deficit                                                  (23,012,000)
                                                                 -------------------
    Total stockholders' equity (deficit)                                (3,490,000)
                                                                 -------------------
                                                                         $   20,000
                                                                 ===================

              See accompanying notes to interim condensed financial
                                  statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                         Three months ended
                                                              June 30,                          Six months ended June 30,
                                                      2001                 2000                 2001                  2000
                                               -------------------  ------------------  --------------------   -------------------
Revenues:
  Advertising revenue                            $              -          $ 114,000       $             -           $ 188,000
  Other                                                         -            180,000                    -              522,000
                                               --------------------------------------  -------------------  -------------------
    Total revenue                                               -            294,000                    -              710,000

Cost of advertising revenue                                     -            526,000                    -              903,000
                                               --------------------------------------  -------------------  -------------------
Gross profit                                                    -          (232,000)                    -            (193,000)

Expenses:
  Sales and marketing                                           -            641,000                    -            1,234,000
  Product development                                           -              6,000                    -               95,000
  General and administrative                                4,000            354,000              184,000              666,000
                                               --------------------------------------  -------------------  -------------------
    Total expenses                                          4,000          1,001,000              184,000            1,995,000
                                               --------------------------------------  -------------------  -------------------

Loss from operations                                      (4,000)        (1,233,000)            (184,000)          (2,188,000)

Interest and other expense, net                                 -            163,000               88,000              278,000
                                               -------------------                     -------------------  -------------------
Net income (loss)                                 $       (4,000)      $ (1,396,000)          $ (272,000)        $ (2,466,000)
                                               ======================================  ===================  ===================
Basic and diluted income (loss) per common
share                                                     $  0.00          $  (0.44)              $  0.01            $  (0.77)
                                               ======================================  ===================  ===================
Weighted average shares outstanding                    39,141,258          3,200,962           27,699,036            3,200,671
                                               ======================================  ===================  ===================

              See accompanying notes to interim condensed financial
                                  statements.

                        HYPERMEDIA COMMUNICATIONS, INC.
                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                   Six months ended June 30,
                                                           -----------------------------------------
                                                                  2001                   2000
                                                           =========================================
Cash flows from operating activities:
  Net loss                                                     $    (272,000)        $  (2,466,000)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                           -                68,000
    Allowance for doubtful accounts                                   161,000                 5,000
  Changes in operating assets and liabilities
    Accounts receivable                                                70,000             (112,000)
    Prepaid expenses and other assets                                       -             (125,000)
    Accounts payable                                                   59,000              (72,000)
    Accrued liabilities                                             (211,000)                88,000
    Deferred revenue                                                        -                16,000
                                                           -------------------    ------------------
        Net cash used in operating activities                       (193,000)           (2,598,000)
                                                           -------------------    ------------------
Cash flows from investing activities:
                                                           -------------------    ------------------
  Purchase of equipment                                                     -              (82,000)
                                                           -------------------    ------------------
Cash flows from financing activities:
                                                           -------------------    ------------------
  Proceeds from notes payable - related party                               -             2,737,000
                                                           -------------------    ------------------
Net increase (decrease) in cash and cash equivalents                (193,000)                57,000
Cash and cash equivalents at beginning of period                      193,000               336,000
                                                           -------------------    ------------------
Cash and cash equivalents at end of period                   $              -            $  393,000
                                                           ===================    ==================
Cash paid for:
  Interest                                                    $             -              $  7,000


              See accompanying notes to interim condensed financial
                                  statements.

                         HYPERMEDIA COMMUNICATIONS, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2001

Note 1: PRESENTATION

The condensed balance sheet of the Company as of June 30, 2001, the related condensed statements of operations for the three and six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Hypermedia Communications, Inc.'s December 31, 2000 Form 10-K.

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

During the six months ended June 30, 2001, the Company had the following non-cash transactions:

The Company issued 35,000,000 shares of common stock for payment of debt.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

HyperMedia Communications, Inc., (the "Company" or "HyperMedia") was incorporated in California in August 1989. The Company sold all of its assets in December 2000 and currently has no operations in the first two quarters of 2001 and plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business. Therefore, any comparisons to operating results in prior periods are irrelevant.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 1: Legal Proceedings - None

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Item 2. Changes in Securities and Use of Proceeds - None

However, in May 2001, we issued 35,000,000 shares of our common stock to Robert Esposito for the cancellation of $7,914,192 in debt instruments held by Mr. Esposito. Mr. Esposito acquired such debt instruments pursuant to an agreement dated February 7, 2001.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
             None

         b)  Reports on Form 8-K
             None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HYPERMEDIA COMMUNICATIONS, INC.

Date: August 14, 2001    By: /s/ Robert Esposito
                         --------------------------------
                                 Robert Esposito,
                                 President Secretary and Director