Form 10-Q
period 2001-09-30
HYPERMEDIA COMMUNICATIONS INC
filed 2001-11-19
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September, 2001

                                       OR

       [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
                                     OF 1934

          From the transition period from            to              .
                                          ----------     -----------

                         Commission File Number 1-11624
                                                -------

                            UNIVERCELL HOLDINGS, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

        Florida                                        94-3104247
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

              710 Oakfield Drive, Suite 202, Brandon, Florida 33511
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 662-1600
                                 --------------
                           (Issuer's telephone number)

                         Hypermedia Communications, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        Yes  X          No

As of November 19, 2001 39,141,258 shares of Common Stock of the issuer were outstanding.

                            UNIVERCELL HOLDINGS, INC.

                   (Formerly Hypermedia Communications, Inc.)

                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1. Financial Statements                                    F-3
Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations           F-7

                                    PART II

Item 1. Legal Proceedings                                       F-8

Item 6. Exhibits and Reports on Form 8-K                        F-8

Signatures                                                      F-8

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            UNIVERCELL HOLDINGS, INC.
                   (Formerly Hypermedia Communications, Inc.)
                             CONDENSED BALANCE SHEET

                                                                                            September 30,
                                                                                                 2001
                                                                                          ------------------
                                                                                             (Unaudited)
ASSETS
Property  and equipment                                                                            $ 20,000
                                                                                          =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Accounts payable                                                                                   40,000
  Accrued expenses                                                                                    2,000
                                                                                          -----------------
    Total current liabilities                                                                        42,000
                                                                                          -----------------

Convertible preferred stock, $.001 par value, 10,064,516 shares

Authorized, 8,483,391 issued and outstanding                                                      3,474,000

Stockholders' equity (deficit):

  Common stock, $.001 par value, 50,000,000 shares

    Authorized:  39,141,258 shares issued and outstanding:                                       19,522,000
  Accumulated deficit                                                                          (23,018,000)
                                                                                          -----------------
    Total stockholders' equity (deficit)                                                        (3,496,000)
                                                                                          -----------------
                                                                                                 $   20,000
                                                                                          =================

              See accompanying notes to interim condensed financial
                                  statements.

                            UNIVERCELL HOLDINGS, INC.
                   (Formerly Hypermedia Communications, Inc.)

                  CONDENSED STATEMENT OF OPERATIONS (Unaudited)

                                                         Three months ended
                                                           September 30,                   Nine months ended September 30,
                                                      2001               2000                 2001                 2000
                                                -----------------  -----------------    -----------------    -----------------
Revenues:
  Advertising revenue                           $              -    $         7,000       $             -      $      195,000
  Other                                                        -            142,000                     -             664,000
                                                ----------------   ----------------    ------------------   -----------------
    Total revenue                                              -            149,000                     -             859,000

Cost of advertising revenue                                    -            441,000                     -           1,344,000
                                                ----------------   ----------------    ------------------   -----------------
Gross profit                                                   -          (292,000)                     -           (485,000)

Expenses:

  Sales and marketing                                          -            372,000                     -           1,606,000
  Product development                                          -                  -                     -              95,000
  General and administrative                               6,000            411,000               190,000           1,077,000
                                                ----------------   ----------------    ------------------   -----------------
    Total expenses                                         6,000            783,000               190,000           2,778,000
                                                ----------------   ----------------    ------------------   -----------------

Loss from operations                                     (6,000)        (1,075,000)             (190,000)         (3,263,000)

Interest and other expense, net                                -            198,000                88,000             476,000
                                                ----------------   ----------------    ------------------   -----------------
Net loss                                            $    (6,000)       $(1,273,000)           $ (278,000)        $(3,739,000)
                                                ================   ================    ==================   =================

Basic and diluted income (loss) per common

share                                                    $  0.00          $  (0.40)             $  (0.01)           $  (1.17)
                                                ================   ================    ==================   =================

Weighted average shares outstanding                   39,141,258          3,200,975            34,344,962           3,200,773
                                                ================   ================    ==================   =================

              See accompanying notes to interim condensed financial
                                  statements.

UNIVERCELL HOLDINGS, INC.
(Formerly Hypermedia Communications, Inc.)

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                                                    Nine months ended September 30,
                                                                 --------------------------------------
                                                                        2001                 2000
                                                                 --------------------- ----------------
Cash flows from operating activities:
  Net loss                                                           $    (278,000)        $(3,739,000)
    Adjustments to reconcile net income to net cash
      used in operating activities:

    Depreciation and amortization                                                 -             101,000
    Allowance for doubtful accounts                                         161,000               5,000
  Changes in operating assets and liabilities

    Accounts receivable                                                      70,000               1,000
    Prepaid expenses and other assets                                             -           (215,000)
    Accounts payable                                                         53,000           (144,000)
    Accrued liabilities                                                   (211,000)             266,000
    Deferred revenue                                                              -             186,000
        Net cash used in operating activities                             (193,000)         (3,539,000)
                                                                 ------------------    ----------------

Cash flows from investing activities:

  Purchase of equipment                                                           -           (117,000)
                                                                 ------------------    ----------------

Cash flows from financing activities:

  Proceeds from notes payable - related party                                     -           3,787,000
                                                                 ------------------    ----------------

Net increase (decrease) in cash and cash equivalents                      (193,000)             131,000
Cash and cash equivalents at beginning of period                            193,000             336,000
Cash and cash equivalents at end of period                          $             -      $      467,000
                                                                 ==================    ================

Cash paid for:

  Interest                                                          $             -      $       13,000

              See accompanying notes to interim condensed financial
                                  statements.

                            UNIVERCELL HOLDINGS, INC.

                   (Formerly Hypermedia Communications, Inc.)

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

                               September 30, 2001

Note 1: PRESENTATION

The condensed balance sheet of the Company as of September 30, 2001, the related condensed statements of operations for the three and nine months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Hypermedia Communications, Inc.'s December 31, 2000 Form 10-K.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2001, the Company had the following non-cash transactions:

The Company issued 35,000,000 shares of common stock for payment of debt.

Item 2.  PLAN OF OPERATIONS

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

General

Univercell Holdings, Inc. (formerly HyperMedia Communications, Inc.), (the "Company") was incorporated in California in August 1989. The Company sold all of its assets in December 2000 and currently has no operations in 2001 and plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business. Therefore, any comparisons to operating results in prior periods are irrelevant.

The Company has entered into an agreement to acquire Univercell Global Phone Rental, Inc. ("Univercell"). Under the agreement, Univercell will become a wholly owned subsidiary of the Company upon the completion of the transfer of 35,000,000 shares from the majority shareholder of the Company to the shareholders of Univercell. The Company and the majority shareholder will cancel any outstanding preferred shares 10 days after the closing of the agreement. The 35,000,000 shares are currently held in escrow until the Company receives an audit of Univercell and an appropriate business plan that is to be deemed satisfactory by the Company. The stock purchase agreement and share agreement have been approved by the Company's and Univercell's Board of Directors. In connection with the agreement the Company changed its name to Univercell Holdings, Inc.

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

Item 2. Changes in Securities and Use of Proceeds - None

The Company issued 35,000,000 shares of common stock to Robert Esposito for the cancellation of $7,914,192 in debt instruments held by Mr. Esposito. Mr. Esposito acquired such debt instruments pursuant to an agreement dated February 7, 2001.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
             None

         b)  Reports on Form 8-K
             None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNIVERCELL HOLDINGS, INC.
                                     (Formerly Hypermedia Communications, Inc.)



Date: November 19, 2001              By: /s/ Robert Esposito
                                     ------------------------------
                                             Robert Esposito
                                             President Secretary and Director