Form 10-Q/A
period 2001-09-30
HYPERMEDIA COMMUNICATIONS INC
filed 2001-12-05
CIK 894680

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

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

UNIVERCELL HOLDINGS, INC.
(Formerly Hypermedia Communications, Inc.)

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                                                    Nine months ended September 30,
                                                                 --------------------------------------
                                                                        2001                 2000
                                                                 --------------------- ----------------
Cash flows from operating activities:
  Net loss                                                           $    (278,000)        $(3,739,000)
    Adjustments to reconcile net income to net cash
      used in operating activities:

    Depreciation and amortization                                                 -             101,000
    Allowance for doubtful accounts                                         161,000               5,000
  Changes in operating assets and liabilities

    Accounts receivable                                                      70,000               1,000
    Prepaid expenses and other assets                                             -           (215,000)

    Accounts payable                                                         59,000           (144,000)
    Accrued liabilities                                                   (205,000)             266,000

    Deferred revenue                                                              -             186,000
        Net cash used in operating activities                             (193,000)         (3,539,000)
                                                                 ------------------    ----------------
Cash flows from investing activities:

  Purchase of equipment                                                           -           (117,000)
                                                                 ------------------    ----------------

Cash flows from financing activities:

  Proceeds from notes payable - related party                                     -           3,787,000
                                                                 ------------------    ----------------

Net increase (decrease) in cash and cash equivalents                      (193,000)             131,000
Cash and cash equivalents at beginning of period                            193,000             336,000
Cash and cash equivalents at end of period                          $             -      $      467,000
                                                                 ==================    ================

Cash paid for:

  Interest                                                          $             -      $       13,000

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

                                     UNIVERCELL HOLDINGS, INC.
                                     (Formerly Hypermedia Communications, Inc.)



Date: December 4, 2001              By: /s/ Robert Esposito
                                     ------------------------------
                                             Robert Esposito
                                             President Secretary and Director