Form 10KSB
period 2001-12-31
UNIVERCELL HOLDINGS INC
filed 2002-04-16
CIK 894680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _________________

                         Commission File Number [______]

                            UNIVERCELL HOLDINGS, INC.
           (Name of small business issuer as specified in its charter)

---------------------------------------------- ---------------------------------
            FLORIDA                                             11-3331350
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)
---------------------------------------------- ---------------------------------

                                1 RANDALL AVENUE
                            BALTIMORE, MARYLAND 21208
              (Address of Principal Executive Offices and Zip Code)


Issuer's Telephone Number, Including Area Code: (800) 765-2355

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act: $0.0001 PAR VALUE PER SHARE COMMON STOCK

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ ]

Issuer's revenues for the twelve months ended December 31, 2001 were $796,505.

The market value of securities held by non-affiliates is $3,457,186.80, based on the average closing bid and asked bid price of $0.28 of the issuer's common stock on March 29, 2002, as quoted on the Over-The-Counter Electronic Bulletin Board.

As of March 29, 2002, there were 40,067,096 shares of the issuer's common stock, par value $0.0001, issued and outstanding. Of these, 12,347,096 shares are held by non-affiliates of the issuer.


                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                Table of contents


ITEM 1   BUSINESS..............................................................4


ITEM 2   PROPERTIES...........................................................27


ITEM 3   LEGAL PROCEEDINGS....................................................28


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................28


ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..................................................28


ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION.............................................30


ITEM 7   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................34


ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................34


ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................35


ITEM 10  EXECUTIVE COMPENSATION...............................................36


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......37


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.................38


ITEM 13  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....39

                                     PART I

       CORPORATE STRUCTURE; IDENTIFICATION OF ENTITIES. UniverCell Holdings, Inc. (the "Company") is a holding company, which currently has one operating subsidiary, UniverCell Global Phone Rentals, Inc. ("UniverCell"). References to "us," "our" and "we" in this Report refer to the consolidated business of the Company and UniverCell, unless the context clearly indicates otherwise.

       CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS. Certain statements in this Report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operation section (Item 6 of this Report below). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievement to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others:

           o  general economic and business conditions;

           o economic and business conditions relating to travel in general, and to overseas travel in particular;

           o  our ability to implement our business strategy;

           o  our access to financing;

           o  our ability to successfully identify new business opportunities;

           o  our ability to attract and retain key executives;

           o our ability to achieve anticipated cost savings and profitability targets;

           o  changes in our industry;

           o  changes in mobile telephony technology;

           o  changes in competition; and

           o  the effect of regulatory and legal restrictions.

These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. See "Risk Factors," for a discussion of certain risks, including those relating to a business such as ours with a limited operating record and with operating losses, and those risks relating to our common stock and its market value.

ITEM 1   BUSINESS

SUMMARY

       Our business is providing mobile telephone services to U.S. travelers going overseas. Mobile phones most commonly used in the U.S. are not compatible with service providers abroad. Consequently, most people simply do without having mobile phone access when traveling abroad. Because there are many people who travel from the U.S. abroad who want or require mobile phone services and they, for the most part, are unable to receive service overseas with their own mobile phones, we believe there is a market opportunity for our services.

       We currently offer wireless phone, fax, data and Internet communication services to business travelers, leisure travelers and students traveling to over 110 foreign countries. Our services include:

           o  international cellular phone rentals;

           o GSM service ("GSM" is an acronym for Global System Mobile communication, a wireless telephony technology which is used extensively abroad but has not yet gained widespread use in the U.S.)(1);

           o  prepaid international wireless GSM service and sales;

           o  satellite phone rentals and sales; and

           o  high-speed data card rentals and sales.

       Providing mobile telephone services to U.S. travelers abroad is a niche market in its fledgling stage, with very little market penetration at present. Our objective is to develop this market and become a leading provider of international mobile phone services to U.S.-based international travelers. We anticipate expanding our product line as we grow, both to adapt to changing technology and to add products which will complement and expand our core business.

       Our revenues to date have been modest, but UniverCell has been able to produce revenues since it began operating in 2000.(2) In fiscal year 2000, UniverCell's net sales were approximately $695,000, with net income of approximately $86,000. In fiscal year 2001, UniverCell's net sales were approximately $797,000, with a net loss of approximately $144,000. We incurred a loss during fiscal year 2001, primarily due to substantially increased operating expenses, including one-time expenses we incurred in connection with the development of our business plan and the Exchange Transaction. The term Exchange Transaction is defined below in the discussion under "Corporate Structure and Background." The total of these expenses was approximately $283,000.

       UniverCell has operated with low costs, while still being able to attract customers with appealing products and services delivered at competitive prices. UniverCell's low costs are the result of what management believes to be favorable terms for its supply agreements for equipment, cellular "air time" and shipping services we use in our business, as well as a small workforce and modest administrative costs. A substantial number of UniverCell's customers have been obtained through UniverCell's partnering efforts with travel agents and others in the travel industry, who offer referrals to UniverCell as a "value-add" to their own sales to the overseas travelers they serve and to whom we pay commissions and referral fees. We have also used advertising directed at segments of our target market. We believe our acquisition cost per customer has historically been reasonably low primarily due to this "corporate partnering" approach.

----------
(1) GSM is a chip-based cellular telephone system that utilizes a miniature smart card for account verification. This distinguishes GSM phones from conventional cellular phones, which have an electronic identification number programmed into each individual cell phone. The smart card gives GSM phones greater flexibility because the card is detachable and interchangeable with any other GSM phone. Our phones operate on GSM systems in more than 110 countries, utilizing more than 470 networks, while maintaining the same phone number. The GSM system allows all countries to build their cellular systems using the same frequencies and technologies, which was not possible with other mobile telephone network platforms.

(2) Although UniverCell was formed in March 1999, it did not commence actual operations until January 2000.

CORPORATE STRUCTURE AND BACKGROUND

       The Company was originally organized as a California corporation on August 18, 1989. The Company's original name was "Hypermedia Communications, Inc." The Company's original business operations are unrelated to ours. Formerly, the Company provided information and business services for the global Internet architect community. The Company discontinued operating this business in December 2000, and on December 7, 2000, the Company sold virtually all of its assets to Internet.com Corporation, which is not affiliated with the Company. From that time until the summer of 2001, the Company had no assets, no employees and conducted no operations, although its common stock was held by approximately 350 holders, was registered with the Securities and Exchange Commission (the "SEC") and was listed for quotation on the Over-The-Counter Electronic Bulletin Board ("OTCBB").

       In the summer of 2001, the Company and its majority shareholder, Robert Esposito, began negotiations with UniverCell to enter into a share exchange transaction whereby UniverCell would become a wholly-owned subsidiary of the Company, as described in more detail below. In anticipation of that transaction, the Company became domesticated in Florida on August 24, 2001, and on September 24, 2001, the Company changed its name to "UniverCell Holdings, Inc."

       UniverCell was organized as an Illinois corporation on March 22, 1999, and is the successor to Isralink Communications, Inc. ("Isralink"), an Illinois corporation, which was founded by UniverCell's founder, Sean Fulda, and of which Mr. Fulda was also the sole stockholder. Isralink provided mobile phone rental services to U.S. travelers to Israel. Mr. Fulda endeavored to expand the overseas mobile phone rental business geographically beyond Israel, and opted to use UniverCell as the vehicle for doing so. On December 31, 1999, UniverCell issued shares of its common stock to Sean Fulda, the sole stockholder of Isralink, in exchange for Isralink's transfer to UniverCell of Isralink's accounts receivable, cellular telephones and certain liabilities UniverCell also assumed Isralink's cellular service contract with an Israeli cellular service provider. The shares issued to Mr. Fulda in that transaction were exchanged for 27,390,000 shares at the Company's common stock in the Exchange Transaction. This transaction was recorded as a transfer and exchange of entities under common control, and accordingly there was no step-up in basis of assets acquired or liabilities assumed by the Company.Isralink then ceased operations and was dissolved.



       UniverCell's founder, Sean Fulda, developed our current business using privately-funded capital. As of December 14, 2001, when UniverCell became the wholly-owned subsidiary of the Company in the Exchange Transaction $100,000 in private capital had been invested by investors in UniverCell. These capital investments are described in the section captioned "Recent Sales of Unregistered Securities" under Part II, Item 5 of this Report. By the summer of 2001, Mr. Fulda determined that UniverCell's business would be able to grow more rapidly if it had access to public capital markets, and began negotiations with the Company as a way in which to become a publicly traded company.

       On September 25, 2001, the Company, Robert Esposito, UniverCell and the shareholders of UniverCell entered into a Stock Purchase Agreement and Share Exchange, which provided for the transfer to the Company of all of the outstanding shares of UniverCell in exchange for 33,000,000 shares of the Company to be transferred by Mr. Esposito to the shareholders of UniverCell. This transaction is referred to as "Exchange Transaction". Among other things, the Stock Purchase Agreement and Share Exchange also provided that Sean Fulda would be appointed sole director and officer of the Company after the transaction was consummated. The Exchange Transaction was completed on December 14, 2001, and, as a result, UniverCell, wholly-owned subsidiary of the Company. Since the Exchange Transaction occurred, the Company's common stock has been quoted on the OTCBB under the symbol "UVCL."

BUSINESS OPPORTUNITY

       We have identified the following characteristics of the international cellular phone rental industry, which we believe give rise to an opportunity for our business to grow and succeed:

       o the need for a low cost, high quality provider that can offer U.S.-based travelers seamless communication for multiple country use;

       o  a well-defined and accessible group of businesses and consumers;

       o increased consumer acceptance of and reliance on mobile telephony, enhancing desire to have such services when traveling abroad;

       o the absence of an affordable method of communication for international use or "roaming" from carrier to carrier depending on locality; and

       o  the absence of a low cost/high service industry leader.

       According to data compiled by the U.S. Department of Commerce's office of International Trade Administration, for the 2000 calendar year, more than 24,000,000 people traveled from the U.S. overseas, 12,000,000 of which traveled to Europe. We believe that during 2001, approximately 500,000 phones were rented from the U.S. for overseas use. This represents less than two percent of international travelers from the U.S. There appears to be a general lack of awareness among international travelers that mobile phones can be rented prior to departure for use abroad. We believe that travelers would value the increased convenience, safety and cost-effectiveness that our services can provide, particularly since so many travelers have become accustomed to carrying cellular phones every day.

       Telecommunications industry analyst Baskerville Communications reports that there were over 125,000,000 mobile phone subscribers in the U.S. in 2001. Mobile phone subscriptions in the U.S. have enjoyed rapid growth rates over the past decade. While we expect that the rates of adoption will decrease as the U.S. mobile phone subscription market reaches the saturation point, we believe that the number of U.S-based subscribers will continue to grow over the next few years. The majority of the mobile phones used in the U.S. are based on platforms which are not widely used outside of the U.S. The principal U.S. cellular platforms are analog and digital.(3) In most other countries, another platform, GSM, is the standard. Some U.S. customers are using the GSM platform. The principal U.S. carrier relying on the GSM is VoiceStream. However, GSM in the U.S. is carried at a different bandwith frequency or, "band" (900 mhz) than GSM frequencies used abroad (1800 mhz and 1900 mhz). Typically, U.S. GSM users will have a single-band phone, which will not be compatible with GSM networks abroad. Multi-band phones are available, but are more expensive than single-band phones, and we believe that many consumers will not recognize the need for buying a multi-band phone at the time of purchase or wish to incur the extra cost.

       For those relatively few U.S. users who carry a multi-band mobile phone, airtime costs for use abroad can be expensive. For these users, we intend to offer a much less expensive alternative - prepaid or post-paid accounts that these consumers can purchase and insert into their own phones, thereby enabling their phones to have access to local carriers' networks abroad. This is possible through technology known as the Subscriber Information Module, or SIM. This is a chip, similar to a smart card, which is essentially the hard drive of the cellular phone used in GSM. The SIM contains the account information, the phone number, and all the data stored in the phone's memory. The SIM is in a card format similar to a smart card

----------
(3) Analog and digital networks were created in the U.S with huge capital investment of an estimated billions of dollars. To implement a GSM platform would require an additional corresponding investment. We do not expect the principal mobile phone carriers in the U.S. to abandon their existing networks and create a GSM platform. The high start-up cost of establishing a GSM platform for the U.S. market also acts as a barrier to entry by other market participants. Moreover, we expect that digital and analog carriers will compete aggressively to protect their market share from VoiceStream and other new market entrants using a GSM platform. Thus, while we do anticipate a growth of the number of U.S. mobile phones carried on a GSM platform, we believe that digital and analog networks are entrenched in a large market segment and will continue to dominate the U.S. market.

and can be transferred from one telephone handset to another. Upon transfer the new telephone will take on the identity of the SIM that it now contains. We intend to implement this product line as market conditions dictate, based on considerations such as the proliferation of GSM among U.S. mobile phone users and the prices charged by U.S. GSM-based carriers for calls made and received overseas.

       We believe that the market for cellular rentals and related services will increase proportionately with consumer awareness that these services are available, affordable and convenient. While we do not expect all U.S. travelers abroad will rent mobile phones for their trips, we estimate that this practice will peak at approximately 14% of U.S. international travelers. We expect that the GSM market in the U.S. will increase, and accordingly that there will be a decrease in the demand for international phone rentals. However, we do not expect this decrease in demand to cause obsolescence of our products. First, as noted above, many U.S. GSM subscribers will have phones that are not multi-band and hence will not be useable outside of the U.S., where different bands are used. Second, as the market for rentals decreases, we expect the market for international SIM cards to expand. Third, we plan to keep abreast of the telephony needs of international travelers, and adapt to changes in consumer behavior and technology so as to expand our product line to meet future interests and needs, based on the goodwill that we hope to develop.

OUR STRATEGIES

       Our goal is to become the market leader in our defined market. We intend to compete on the basis of lower cost, superior product line and superior customer service. To achieve our objective, we will focus on internal growth and market development.

       We intend to implement a multi-pronged strategy of making strategic acquisitions and achieving internal development, stressing high quality service at the lowest price points for each customer segment. The key elements of our strategy are as follows:

       OUR BUSINESS STRATEGY

       o COMPLETE OUR EXECUTIVE AND ADMINISTRATIVE MANAGEMENT TEAM. Our success will depend in large part on the quality of our management team. Our founder, Sean Fulda, is the sole director and executive officer. We recognize the need for a seasoned and insightful management team as our operations expand. Our goal in the immediate term is to expand our board of directors to three members and to appoint qualified persons to the board. We expect to do so by the end of the second quarter of 2002. We also anticipate hiring new talent to meet our managerial, financing, marketing and technological needs.

       o INCREASE REVENUES FROM MOBILE PHONE RENTALS AND RELATED SERVICES. We intend to increase revenue by increasing awareness of availability of overseas mobile phone rentals among members of our target market (international business travelers, leisure travelers and students), offering desirable products and services and competing with others in our market on the basis of cost and service. To that end, we intend to expand our advertising and corporate partnering efforts.

       o INCREASE UNIVERCELL'S BRAND IDENTITY AND BECOME RECOGNIZED MARKET LEADER. We intend to develop targeted promotional strategies aimed at the three identified segments of our market, business and leisure travelers and students traveling abroad. Our plan is to approach these markets with methods such as direct sales efforts for major corporate accounts or study programs, expanding our partnering relationships in the travel industry and advertising and public relations.

       o ANTICIPATE CHANGES IN MARKETS AND TECHNOLOGY AND MAKE APPROPRIATE ADJUSTMENTS TO OUR PRODUCT LINE AND METHODS OF DOING BUSINESS. We recognize that technology develops rapidly and that our products need to remain relevant to consumers in order for us to succeed. Accordingly, we intend to be involved in industry initiatives and developments, and be proactive in assessing our products and methods of operations. Our goal is to evolve as our markets do and continue to fill market needs with desirable products and services that are competitively priced and delivered in a convenient and timely manner.

       OUR GROWTH STRATEGY

       o EXPAND THROUGH MAKING STRATEGIC ACQUISITIONS. We intend to pursue strategic acquisitions of additional businesses which will expand our business or complement our current businesses. Our primary focus will be to expand our current product offerings, introduce new products and services and generate greater operational efficiencies through economies of scale. Businesses with existing relationships or contracts in our market or other markets may also be of interest. We may also seek to acquire businesses or product lines that offer products that would be of interest to our customer base, although we have not specifically identified such businesses or products.

       o EXPAND THROUGH DIVERSIFYING PRODUCT LINES. We plan to diversify our current product offering through the addition of complementary product lines which we believe will be of interest to our target markets. These product lines will be added over time and will be subject to the results of our test marketing programs or other market research methods. We believe that the addition of new product lines to our overseas mobile phone services will lead to additional sales to our regular customers and create a greater level of interest from prospective customers. We expect that this will further enhance our brand names by broadening the range of products with which they are associated.

       o EXPAND BY REACHING MORE CUSTOMERS. We intend to gain more customers by increasing the number of travel industry corporate "partners" with which we have relationships, and by directing our marketing efforts specifically to the travelers who make up our client base. We hope to broaden our existing relationships with travel agents, work with alternative travel booking companies (such as Internet travel portals) and direct travel companies (such as airlines and hotels). We also plan to increase advertising to consumers to both increase awareness of the availability of our products and to highlight what we believe to be our cost and service advantages over our competitors. Because our market is specifically identified - business travelers going abroad, leisure travelers going abroad and students going abroad - we believe that we have the opportunity to reach customers in a targeted, effective manner which will be economically efficient.

OUR PRODUCTS AND SERVICES

       MOBILE PHONE RENTALS AND SERVICE.

       Cellular phone rentals and service accounted for virtually all of our revenues in 2001. In 2001, we rented phones on approximately 33,000 rental days. A rental day is a day when one phone is rented to one customer, so if, for example, we have 100 phones rented on a given day, we count that day as 100 rental days. We currently offer a single wireless phone and phone number that works in more than 110 countries. We use a U.K. based phone number. We chose the U.K. because our U.K. air time carrier, Orange, offers competitive worldwide roaming rates and has an extensive network of operations and affiliate relationships, enabling us to offer services in over 110 countries. In addition, we were able to take advantage of certain equipment subsidies in the U.K, and to negotiate favorable terms with Orange for our air time and equipment.

       Our cellular phone rental business is not complex. A customer will place an order with one of our customer service representatives at our toll-free number 1-800-765-2355, via fax to our toll-free fax order line, 1-800-892-2355, or on our website, www.rentalcell.com. The customer will advise us of their destination, duration of visit, address and billing information.(4) We will then prepare a GSM-compatible phone (currently, we use the Motorola V66 and TI-250 models, which we believe to be state-of-the art and user-friendly phones, even to the cell phone novice) and send it to the customer. We ship phones by United Parcel Service ("UPS") directly to the customer's home or office. Orders are shipped nationwide for delivery by 10:30 a.m. the next business day. Same day delivery is available in select areas such as New York City, Chicago, Los Angeles and certain other major "hub" shipping areas in the U.S. Our shipment also includes a pre-paid UPS mailer so that customers can return equipment to us promptly when they are finished using it.

       We rely on air time used as our primary source of revenue versus equipment rental charges, although our equipment rental charges are a substantial source of revenue. Our business approach is to get the equipment in the customer's hands and facilitate use of air time. Our current pricing structure for phone rentals is dependent on how the customer is brought to us. In certain cases, phones are made available to customers of our strategic partners for a nominal fee or free of rental charge: the customer pays for air time used. In other cases, we may charge a modest fee for the equipment rental (currently, UniverCell charges $5.00 per day, $25.00 for the first week and $20 per week after the first week), and the customer will also pay for air time used. In all cases, shipping costs for the equipment are paid by our customers, at a discounted price negotiated with UPS by UniverCell. Air time charges are largely a function of what local carriers charge. We add margins to these costs and implement a fee structure accordingly. Our cell phone air time charges are generally between $.75 and $3.00 per minute. Our current pricing structure charges customers on a full-minute basis, and for both incoming and outbound calls.

       We have a number of value-added services that are included with the phones we rent. First, our phones are sent fully-charged, with two fully-charged batteries, a car charger, a hands-free earpiece and mouthpiece, a charger with adapters for all types of electrical current in the customer's destination countries, a carrying case for the phone and its accessories and instructions for use. Second, we provide a connectivity kit which includes software that enables the phone to be synched with a customer's own personal data assistant, or, PDA (such as a Palm or Blackberry), computer or phone, which would allow for data exchange, such as a contact database. Third, every phone is equipped with voicemail, caller I.D. and call waiting functions, as well as text messaging, Internet access and fax capabilities. Fourth, we can

----------
(4) We accept major credit cards, and may place a customer-authorized deposit (generally, $250.00) on the customer's credit card at ordering. During the course of use, we may monitor usage and charge the credit card as the deposit is reached, then place on further, customer authorized deposit so that the customer's use is uninterrupted and our exposure to non-paying accounts is limited.

program the phone to receive call-forwarding from up to ten numbers in the U.S. so that phone calls made to the customer's U.S. base for communications will be received wherever he or she may be located. Fifth, we offer an U.S.-based toll-free number that will connect to the customer's phone. As an optional service, we offer our customers insurance for $1.00 per day to cover the equipment in case of loss, theft or damage, with a $25.00 deductible (calls made prior to the time when the loss or theft is reported to us are not covered by the insurance).

       We believe that the breadth of our products and services and relatively low cost will enable us to both increase the number of U.S. travelers who rent phones for use abroad and increase our share of this market if we are able to generate greater consumer awareness.

       SATELLITE PHONE RENTALS

       Satellite phones, rather than conventional cellular phones, transmit and receive signals from a communications satellite in space. Satellite telephone communications are frequently more reliable than cellular phones because they do not rely on regional networks and are generally available anywhere in the world. For example, satellite phones will work on cruise ships, whereas cellular phones will only work on or very near land. Satellite phones are also the only means of mobile telephone in many remote areas, where no local cellular infrastructure has been created or where the existing infrastructure is unreliable.

       There are several providers of satellite networks, including Globalstar and Iridium. We offer the Qualcomm QCP1600 satellite telephone for use on the Globalstar satellite network and the Motorola 9500 satellite phone for use on the Iridium satellite network. We charge a rental fees of $25 to 30 per day, or $100 to $125 for the first week and $75 to $100 for each additional week. We also charge between $3 and $5 per minute of air time used, and our charges apply whether the calls are incoming or outgoing.

       Satellite phone rentals have not contributed significantly to our revenues. We attribute this to the relatively low consumer demand, based in part on the relatively low incidence of travel to remote areas (as compared to other destinations where mobile networks have been established), the relatively high cost of use, and a lack of consumer acceptance of the large satellite telephone units currently available. To date, we have not emphasized satellite phone rentals in our marketing. Nevertheless, we do believe it is important for UniverCell to be able to offer a comprehensive range of products and services to our target market, so we intend to continue to offer satellite phone rentals.

       SIM CARDS

       To the extent that a U.S. cellular phone consumer uses a U.S. carrier based on the GSM platform and owns a cell phone with multiple bands so that it will be compatible with overseas GSM frequencies, that consumer will be able to use his or her own cellular phone while traveling overseas. However, the rates charged by U.S. based GSM carriers for calls made and received while overseas are high, and we expect that they will remain high. For these consumers, we intend to offer a much less expensive alternative: the SIM card, which we plan to offer in various pre-paid denominations and in a post-paid format, as well as on a contractual basis.

       The SIM card is able to take advantage of certain technical aspects of the GSM platform. Non-GSM cellular phones contain both a receiver (for communication) and a computer chip containing the user information (such as account information and memory functions) in one piece. GSM phones only serve as a receiver. All the information about the subscriber and account information is stored in the SIM card, hence the term "subscriber information module." Our SIM cards will be pre-programmed for the particular countries where a traveler will be going. The rates charged will be based on the local GSM carrier's rate, not the U.S. GSM carrier's rate. Accordingly, our customers will pay substantially less using our SIM cards than they would using their U.S. carrier's "roaming" rates for overseas calls. We expect that SIM cards will appeal in particular to those consumers who are frequent overseas travelers, such as business travelers and students whose aggregate savings potential is greatest based on our assumptions as to frequency of travel and duration of stay.

       GSM PHONE SALES

       Although we do not expect this aspect of our business to be particularly significant, as a value-added service we also offer GSM telephone equipment for sale to customers. This may be appealing to consumers who are "repeat customers" who would like the convenience of having their own equipment instead of ordering it and receiving it when needed, and, where applicable, to avoid incurring phone rental charges from us. We may also be able to sell equipment to others who were not former customers of our rental products or related services, but who nevertheless come to know us and . This purchased equipment could then be used in conjunction with our pre-paid or post-paid SIM cards, and we believe this would reinforce our customer base and goodwill. We will be able to offer equipment that the customer should be accustomed and, we believe that we will be able to offer the equipment at competitive prices while still making comfortable profit margins on sales. While we will be "cannibalizing" our rental market to the extent that we sell the equipment instead of renting it, we believe the savings in shipping and packaging costs, coupled with margins on sales of equipment and increasing sales of SIM cards to these customers, and strengthening our goodwill to these customers, will offset the decrease in rental revenue to those customers to whom we sell equipment outright.

MARKETING

       We target three global market segments for international cellular phone usage:

           o  business travelers;

           o  leisure travelers; and

           o  student travelers.

       PARTNERING WITH TRAVEL INDUSTRY COMPANIES TO PROMOTE OUR PRODUCTS

       We currently promote our products through relationships with travel agents and others in the travel industry who refer their customers to us, in return for a referral fee. To date, we have developed relationships with over 300 individual and corporate travel agents, including TraveLeaders, a multimillion dollar travel agency which became one of our corporate partners in March 2001.

       In general, our corporate partners will offer our services to their clients when making travel arrangements for them. For example, if a party books an overseas flight using one of our partner travel agents, the travel agent will suggest that their customer consider renting a cell phone for use on their trip. If that party is interested, he or she will then receive information as to where to contact us for further information. If a trip is booked by a travel agent by phone, then the travel agent can transfer their customer directly to our customer service center. We pay a referral fee to the travel agent for making the introduction. Varying referral fees apply, depending on the specific arrangement with the partner travel agent or other corporate partner. The referral fee may be a set amount per customer, a percentage of the total charges to that customer, or some combination thereof.

       We find the referral program approach beneficial to us for a number of reasons. First, we incur limited up-front costs. Second, the cost-per-customer acquisition is readily determinable. Third, we are able to track the success rate for referrals from our corporate partners and then make appropriate decisions going forward with respect to a particular partner or the line of business that a partner is in. For instance, if the partner makes referrals but we have a low success rate, we may take this as an indication that it is not cost effective for us to continue the relationship. If a partner's success rate is an anomaly as compared to other partners in a given field, then we may inquire as to what the partner may do to improve the success rate, or, conversely, what the partner is doing or who the partner's customers are if the partner enjoys a particularly high success rate. Fourth, we can then use this information to help us develop our corporate partner strategy even where we do not obtain customers. One advantage to us is that a participant may cease its participation in our referral program at any time.

       We expect to broaden our scope of referral program to include arrangements with other travel industry companies such as transportation carriers, Internet travel booking companies and others. We will attempt to formalize these arrangements with written agreements with fixed, uncancellable terms and rates, but we cannot be certain we will succeed in doing so.

       To create awareness of UniverCell's products within the travel industry, and to develop referral program relationships in the industry, we have attended relevant industry trade shows, such as Corporate Travel World (March 2001). We have also endeavored to be promoted in industry trade journals and other relevant publications. For example, we were recently featured in an article published in BUSINESS TRAVELER magazine (April 2002). We also market our corporate partnering opportunities directly to travel agents and other prospective corporate partners. We intend to continue to pursue these efforts with a view towards enhancing UniverCell's profile within the travel industry.

       DIRECT MARKETING TARGETED AT CONSUMERS

       In addition to promoting our products through our referral program described above, we promote our products to our target market consumers through direct marketing campaigns, focusing in particular on business travelers. We pursue a variety of marketing programs to increase brand awareness. We utilize a variety of direct marketing programs and public relations campaigns focused on our targeted customers. We reach these customers through the following methods:

           o  direct mail;

           o  telemarketing; and

           o  advertising.

       Advertising directly to consumers will enable us to develop different campaigns for each segment of our target market (business travelers, leisure travelers and students). In the past, we have advertised directly to consumers in the U.S. Jewish ethnic market segment, as research indicates that American Jews tend to travel internationally in much greater proportion than the overall U.S. population.(5) Recently, we have expanded our advertising efforts to reach a broader base of travelers. For example, we will be advertising in the May 2002 issue of CONDE NASTE TRAVELER magazine and in the May 2002 TRAVEL AND LEISURE magazine.


COMPETITION

       At present, the cellular rental market is fragmented and includes three medium sized and numerous

----------
(5) According to a report published by JEWISH MEDIA, their readership survey indicates that JEWISH MEDIA readers are approximately 4 times more likely to have traveled abroad than readers of other U.S. media, with most of such trips being to Western Europe and Israel.

small competitors. WorldCell, in business since 1996, Rent-a-Phone, in business since 1988, and Cellhire, in business since 1987. None of these companies is publicly held, and there is limited information publicly available about their finances and internal infrastructure. These companies have certain strengths, including established sales teams, established partnerships and a large platform of cellular rentals. However they also have certain weaknesses, which we perceive to include outdated equipment, high pricing models, and a cumbersome internal structure. This internal structure has created a high new customer acquisition cost. We intend to capitalize on these weaknesses through our low cost key partnership model and a pricing structure as low as one third of our competitors. We believe that our competitors may not be able to adjust their pricing and cost models in a timely and efficient manner so as to compete effectively with us.

       The telecommunications industry in general, and the cellular telephone industry in particular, is highly competitive. Competitive factors include price, customer service, geographical coverage and the ability to increase revenues through marketing. The Company's short-term portable overseas mobile phone service competes with local, regional and national cellular service companies, some of which have substantially more experience and greater financial, technical and other resources than the Company. It is also possible that other companies in the cellular phone service market may enter the overseas cellular business and compete with us, particularly because there are relatively few barriers to entry. We intend to compete on the basis of superior customer service and competitive pricing.

ADMINISTRATIVE INFRASTRUCTURE

       EMPLOYEES

       To keep our overhead low, we have only a small staff. As of December 31, 2001, we had two full time employees, as follows:

       o  Sean Fulda, Chief Executive Officer, Director of Sales and Marketing;
          and

       o  Laura Stuart, Office Manager.

       We have also employed part-time employees and independent contractors from time-to-time, as our needs have required, and we expect to continue to do so in the future.

       None of our employees is under a written employment agreement with us. There are no collective bargaining agreements in effect. We believe the relations with our employees are good.

       REGULATORY

       Although the telecommunications industry is highly regulated, both in the U.S. and abroad, we do not believe that, based on our current operations, products and services, we are subject to any governmental telecommunications regulations which necessitate our receiving approval or being granted any licenses, permits or consents by the U.S. Federal Communications Commission or any foreign regulatory body. Essentially, we act as a reseller of air time which we purchase from telecommunications carriers. These carriers are subject to a variety of regulations, however. It is possible that from time to time, legislation and regulations that could potentially affect us, either beneficially or adversely, may be proposed. We are not aware of any current, pending or proposed legislation or regulations which, if adopted, would have a material adverse impact on our operations. It is also possible our future activities may necessitate obtaining approvals from the FCC or other telecommunications regulators.

       INTELLECTUAL PROPERTY

       Our intellectual property consists of trade secrets with respect our business operations, strategies, partner relationship terms and customers, common law trademarks in our name, UniverCell and the UniverCell logo, and common law copyright protection for certain advertising and promotional materials which we have created. We are in the process of evaluating whether to make applications with the U.S. Patent and Trademark Office and/or U.S. Copyright Office in respect of certain of these rights, although we have not done so to date. We do not rely on our intellectual property rights as a barrier to entry to potential competitors, although we do take measures which, we deem reasonable to protect confidential information, such as our customer lists and pricing models.

       SEASONALITY; DEPENDENCE ON INTERNATIONAL TRAVEL

       Historically, we have experienced a reduction of revenues from phone rentals in the winter months due to the reduction in business travel during the holiday season and inclement weather. We have experienced an increase in sales of prepaid cellular phones in the holiday season. Our business depends on people traveling from the U.S. overseas. If, as occurred in the wake of the September 11, 2001 attacks against the U.S., there are fewer people traveling from the U.S. abroad, we will have a smaller target market. On the other hand, if there is an increase in international travel by U.S. persons, as might be the case where U.S. businesses expand internationally, if leisure travelers' interest in international travel increases, or if more students opt to engage in study abroad programs, then our target market will grow, increasing our opportunity to turn travelers into customers of the Company. The factors underlying the foregoing are numerous and outside of our control, and accordingly, we cannot predict the level of international travel by U.S. persons to the countries we serve.

       DEPENDENCE ON CERTAIN CUSTOMERS

       We do not rely on any particular customer for a substantial part of our revenues. This is largely due to the nature of our customers' only needing our products and services on an infrequent, sporadic basis. We do, however, believe that our customer relationships are good.

       DEPENDENCE ON CUSTOMERS TRAVELING TO CERTAIN GEOGRAPHIC REGIONS

       Approximately 60% of our revenues for 2001 were attributable to travelers to the following five countries: England, France, Germany, Italy and Spain. Approximately 20% of our revenues for 2001 derived from travelers to Israel. The remaining revenue was derived from customers traveling to other countries and other regions, such as Eastern Europe, Asia, and Central and South America. Because our initial customer base was travelers from the U.S. to Israel and we have in the past courted these travelers through advertising in publications targeting the Jewish population, we have had disproportionate revenues from travelers to Israel as compared to travelers to other destinations. We expect that our percentage of revenues derived from travelers to Israel will decrease as we increase advertising to broader segments of the travel market, thereby reaching potential customers traveling from the U.S. to other destinations. We may also engage in advertising directed at additional specific ethnic markets as a means to increase our sales and the breadth of our geographic reach.

OTHER RISK FACTORS

       Our business entails many risks and uncertainties, some of which are discussed below. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business operations. If any of these risks or uncertainties actually occur, our business, financial condition or results of operations could be materially adversely affected.

       FACTORS AFFECTING THE COMPANY'S BUSINESS

       WE HAVE A LIMITED HISTORY OF REVENUES.

       Since we began operations in 2000, we have had only modest revenues. Our net sales were approximately $695,000 in 2000 and $797,000 in 2001. Our gross profits were also modest, consisting of gross profits of approximately $328,000 in 2000 and $410,000 in 2001. Our net income was approximately $86,000 in 2000, and we had a net loss of approximately $144,000 in 2001.

       We have begun to implement our strategy for growth. This strategy will necessarily involve incurring significantly higher expenses than we have experienced in the past. These expenses relate to enhancing our infrastructure (including hiring additional employees and professional advisors to assist with our management and moving to larger offices in New York City), engaging in strategic acquisitions, increasing our marketing sales force, advertising and other marketing activities. We have budgeted approximately $1.8 million for operating expenses in fiscal year 2002. Our operating expenses are expected to increase in future periods, and these increases in operating expenses may be significant. We may not increase our revenues sufficiently (if at all) in order for us to support our operating expenses or achieve profitability, and if we do achieve profitability, we may not be able to sustain profitability.

       WE HAVE A LIMITED OPERATING HISTORY FROM WHICH TO EVALUATE OUR BUSINESS.

       We have a limited operating history on which to base an evaluation of our business, strategy, management and products. We have only been operating our current business since 2000, and our strategy involves a number of substantial new initiatives. Our success will depend in part on our ability to deal with the administrative, recruiting and human resource management, technology, business integration, marketing, competition, capital resource, financial management, investor relations and other issues and problems which we will encounter. Our current management has limited experience in managing these issues, and we cannot be certain that we will succeed in recruiting additional management personnel, or that our management will be able to deal with these issues effectively. Our business and market is also novel, and we cannot be certain that we will succeed in gaining market acceptance of our products in the marketplace. It is impossible to predict with any certainty the economic outlook or future success of our business.

       IF WE DO NOT HAVE SUFFICIENT FINANCING, WE MAY NOT BE ABLE TO ACHIEVE OUR GROWTH STRATEGY.

       Our business strategy requires substantial capital to improve our internal management and operations infrastructure, expand our marketing efforts and enhance our technological capabilities, among other things. Based on our business strategy, we also expect to make strategic acquisitions of other companies in our market or in complementary markets. To implement our business strategy, we will require additional funds, and we may not be able to generate sufficient revenues from operations to pay for our expected increased expenditures.

       To the extent that our revenues from operations are insufficient to meet our increased expenditures, we intend to rely on capital financing from investors. If we are unable to obtain sufficient capital, it is likely that we will be required to proportionately scale back our business strategy and forego certain opportunities. Furthermore, delays in consummating pending financing transactions will necessitate that we delay the implementation of our business strategy, and delays in consummating future financing transactions may leave us with insufficient cash to meet the requirements of our aggressive budget and impede our ability to pursue our business plan. Further, it may turn out that we require additional funding sooner than we currently anticipate, whether due to increased costs, decreased revenues or otherwise. In addition, development opportunities and other contingencies may arise, which could require additional capital. Any inability to obtain required future financing would likely have a materially adverse effect on our business and could require that we significantly reduce or suspend our operations, seek a merger partner or sell some or substantially all of our assets.

       WE MAY INCUR INDEBTEDNESS IN CONNECTION WITH OUR CAPITAL REQUIREMENTS, AND THE TERMS OF THIS INDEBTEDNESS MAY IMPOSE RESTRICTIONS ON OUR OPERATIONS OR LIENS ON OUR ASSETS.

       As of December 31, 2001, we had indebtedness of approximately $2,000, which was owed to Sean Fulda under a non-interest bearing line of credit extended by Mr. Fulda to UniverCell. That amount was subsequently repaid. In March, 2002, the Company incurred approximately $315,000 in indebtedness to certain investors pursuant to convertible debentures. These convertible debentures bear interest at the rate of 6% per annum, and mature on March 29, 2004, unless converted into common stock of the Company at the holder's option. The conversion rate will be based on the lesser of (i) 200% of the closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock on March 29, 2002 (which was $.28 per share), and (ii) 70% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the 20 trading days immediately preceding the date of conversion. The Company expects to issue up to an additional $685,000 of similar debentures to investors during the balance of 2002.

       In the future, we may incur other indebtedness. The terms of such indebtedness may impose restrictions on us, including limiting our payment of dividends to our shareholders and engaging certain corporate transactions. The level of our indebtedness and debt covenants could have important consequences to us and our stockholders

       Our ability to make scheduled payments and comply with our debt covenants or to refinance our debt obligations will depend upon our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control. Cash flow from operations and other capital resources may not be sufficient for payment of our debt in the future. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations, and the occurrence of such events may have a material adverse effect on our business and results of operations.

       WE DEPEND ON RELATIONSHIPS WITH STRATEGIC CORPORATE PARTNERS TO MARKET OUR PRODUCTS AND SERVICES.

       We rely significantly on our corporate partners to provide customer referrals to us. To date, we estimate that approximately 40% to 50% of our customers are referred to us by corporate partners. As of December 31, 2001, most of our corporate partner relationships were with independent travel agents. The travel agency business is in the midst of change. Previously, travel agents were paid commissions on bookings from airlines. Recently, airlines have ceased paying travel agent commissions. Additionally, the proliferation of Internet travel portals and other booking methods have impacted travel agents' share of the travel booking market. This creates an opportunity for us to develop partnering relationships with travel agents because we offer a source of revenue (referral fees) and a value-added customer service (offering our services, which we believe will be of interest to travel agents' international customers) with virtually no additional cost to travel agents. On the other hand, it is likely that fewer people will book travel through traditional travel agencies, thus reducing the value of travel agents to us as corporate partners.

       As we achieve maximum penetration of the travel agent industry for partnering opportunities, we will be required to expand our network of corporate partners to include additional relevant partners. If we do not do so, we will be required to rely more heavily on our other marketing approaches, namely, advertising to our target market segments and direct sales. If we are unable to do so, our business and results of operations may be materially adversely affected.

       WE DEPEND ON KEY SUPPLIERS FOR AIR TIME AND TELEPHONE EQUIPMENT.

We have two carriers for overseas air time use: Cellcom Israel Ltd. for Israel, and Orange, based in the U.K., for all other countries currently served by us. Our agreement with Cellcom is currently schedule to expire in August 2002. We do not have any overriding agreement with Orange governing all of our lines for any particular length of time or minimum amount of service commitment. Rather, each time we order a new phone "line" we agree to a twelve-month term and certain minimum air time usage. When the initial 12-month term ends, it is automatically extended unless and until either party gives a one-month notice of termination to the other party. We can also terminate our contract with Orange as to any one or more lines during the initial 12-month period if we pay Orange certain contract minimums for the twelve-month term, although if Orange changes certain terms of service, we may terminate one or more lines early without satisfying those minimums. Orange may immediately terminate our contract as to any one or more lines if (i) we fail to make timely payment of charges, satisfy certain credit requirements, are found to have provided false or misleading information to Orange or if we become insolvent, or (ii) we fail to comply with certain agreements (such as maintaining confidentiality, refraining from using Orange's services in an improper or abusive manner, impairing the Orange network or failing to comply with regulations).

       On the one hand, we perceive certain advantages to the freedom of not being "locked in" to a particular length of service, but on the other hand, we recognize that there is a risk that our service providers could cease providing services to us with minimal notice. In the event that our air time carriers cease providing service, we will have to negotiate with other air time carriers, and there are no assurances that a substitute air time carrier could be obtained by us quickly enough to ensure uninterrupted service to our customers, or at the same cost as our current carriers.

       Additionally, except for Israel, we rely on Orange's internal customer service capabilities, licensing, affiliate network and cooperation agreements with other local carriers to provide cellular service to the countries where we make our services available. If Orange's relationships with these other parties were to be terminated, or if the charges to Orange (which in turn would be passed on to us) were to substantially increase, then we may not be able to provide services to our customers in certain countries, unless we negotiate separate agreements with local carriers in those countries. The cost of doing so may substantially increase our costs, both in terms of higher air time charges and in terms of the administrative burden of handling our relationships with multiple air time carriers instead of Orange.

       We do not design or manufacture any cell phones or equipment, and we do not plan to engage in that business. We have an arrangement with Orange (our air time service carrier based in the U.K.) to provide our cell phones and related equipment at what we believe to be minimal cost. Orange is not under any long-term obligation to continue to provide this equipment to us on such terms, however. If Orange were to increase its equipment charges and we were unable to negotiate an alternative source for our needed equipment at comparable prices to what we have historically paid, our gross profit will decrease and our net income could be diminished.

       WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS OR ACHIEVE PROFITABILITY.

       We expect that our sales and marketing, operations and administrative expenses may increase in the future, perhaps substantially, as compared to our historical expenses. If they do, we will need to generate significant revenues to achieve and maintain profitability. We do not know if our revenues will be sufficient to pay our expenses, or that our revenues will continue to grow, or that we will achieve profitability, or that our profitability can be sustained. We cannot be certain that we will achieve or sustain positive cash flow or profitability from our operations. Our net losses and negative cash flow from operating activities are likely to be substantial if, among other things:

           o  there is insufficient public demand for our products;

           o we are unable to compete on a price-basis and customer service basis with other mobile phone rental companies in the U.S.;

           o we are unable to compete on a price-basis with international roaming charges by U.S. carriers on the GSM platform;

           o we are unable to meet our goal of offering SIM chips or other products on a cost-effective basis to those U.S. consumers whose personal cellular phones are GSM-based or we are otherwise unable to respond to technological or social changes which, if not addressed by us, would threaten to cause our products and services to become obsolete;

           o our air time and/or equipment charges increase substantially and we are unable to pass along these increased charges to our customers;

           o our management does not operate our business efficiently and effectively;

           o  our sales and marketing personnel are not effective; or

           o we encounter significant unanticipated regulatory or tax issues in connection with our current of future activities.

       Our ability to achieve our objectives is subject to financial, competitive, regulatory, legal, technical and other factors, many of which are beyond our control. The occurrence of one or a combination of these negative events may have a material adverse effect on our business and results of operations.


       THE DEPARTURE OF MANAGEMENT AND/OR KEY PERSONNEL WOULD IMPAIR OUR ABILITY TO OPERATE THE BUSINESS EFFECTIVELY.

       Currently, we have two employees: Sean Fulda, sole director, Chief Executive Officer, President and Secretary, and Laura Stuart, Office Manager. The departure of either of these employees, but in particular Mr. Fulda, may have an immediate and substantial adverse effect on our ability to conduct our business. We cannot make any assurances that substitute personnel will be available to us in the event of the departure of key management and/or administrative and operations personnel, or that new personnel hired will be able to be quickly integrated into the Company and able to address the Company's needs adequately and in a timely manner. Further, there can be no assurances that any such replacement personnel will not depart from the Company, in which case the Company will again need to install replacement personnel, perhaps with no or very little advanced notice.

       OUR BUSINESS COULD BE HARMED IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

As of December 31, 2001, we only had two employees: Sean Fulda, our President and Chief Executive Officer, and Laura Stuart, our Office Manager. We recognize an immediate need to increase our management capacity and we have determined that it is also important to hire a sales staff so as to increase our marketing efforts. We believe our short and long-term success depends largely on our ability to attract and retain highly skilled personnel, particularly additional sales and marketing personnel and management personnel, but also operations and administrative personnel. Because our business is small and new, it presents risks to potential employees. Therefore, we may not be able to hire or retain the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect to pay. Our inability to attract and retain such personnel would limit our growth and harm our business, and this could have a material adverse effect on our business and results of operations.

       WE MAY BE UNABLE TO ACHIEVE OUR OPERATING AND FINANCIAL OBJECTIVES IF WE CANNOT MANAGE OUR ANTICIPATED GROWTH EFFECTIVELY.

       We anticipate that our business could grow rapidly, particularly if we are able to complete certain strategic acquisitions. Our future success depends in large part on our ability to manage this anticipated growth. For us to manage this growth effectively, we will need to:

           o expand and enhance our operating and financial procedures and controls;

           o replace or upgrade our operational and financial management information systems; and

           o  attract, train, manage and retain key employees.

       These activities are expected to place a significant strain on our financial and management resources. If we are unable to manage growth effectively, our business could suffer. To manage our growth effectively, we will have to broaden our managerial, administrative and operational capabilities, maintain and enhance the efficiency of our operational support, other back office systems and financial systems and controls. We cannot make any assurances that we will be able to maintain adequate internal managerial, operating, administrative and financial systems, procedures and/or controls. Our inability to do so may have a material adverse effect on our business and results of operations.

       WE MAY BE UNABLE TO ACHIEVE AND MANAGE OUR PLANNED EXPANSION.

       Our future success and continued growth depends in large part on our ability to expand our operations, both internally and by making strategic acquisitions. Expansion would depend on:

    o our ability to hire, train, retain and assimilate competent management and other employees;

    o  the adequacy of our financial resources;

    o our ability to penetrate our target markets and compete effectively with other companies in our market segment;

    o our ability to identify new markets in which we can successfully compete; and

    o our ability to adapt management, information and other systems to accommodate expanded operations.

       In addition, we may enter new markets in which we have no prior operating experience. We cannot be certain that we will be able to achieve any planned expansion or that such expansion will be profitable, or that any such profitability, once achieved, could be sustained. Any expansion will place increasing pressure on our management controls. The failure to successfully manage any planned expansion would adversely affect our business, and, in all likelihood, also materially increase our operating expenses and thereby adversely affect our operating profits.

       FUTURE ACQUISITIONS MAY STRAIN MANAGEMENT RESOURCES AND INVOLVE INTEGRATION ISSUES THAT COULD ADVERSELY AFFECT OUR OPERATIONS.

       Our growth strategy relies in part on our making strategic acquisitions with appropriate companies, such as competitors with whom we can achieve synergies and operational economies. We cannot assure that we will be able to:

           o  successfully identify suitable acquisition candidates;

           o negotiate favorable terms for such prospective acquisition transactions;

           o  complete any acquisitions;

           o integrate acquired operations into existing operations our existing management and operational structure, which may differ from that of the acquired entity; or

           o  expand into new markets.

Acquisitions could have a material adverse effect on our operating results as we attempt to integrate the operations of the acquired businesses into our operations. Once integrated, acquired operations may not achieve profitability, or anticipated economies of scale or other synergies may not materialize. Moreover, indebtedness or other liabilities we assume in the course of making acquisitions may impair our overall financial condition. In particular, we may, assume by operation of law, liabilities which are not disclosed to us or which are contingent at the time of the acquisition but are recognized after the acquisition, and our contract remedies may be insufficient to negate the impact of such liabilities. This could result in a material adverse effect on our business and results of operations, either in an individual instance or taken as a whole with other acquisitions or other circumstances.

       WE DO NOT HAVE SUBSTANTIAL PROPRIETARY INTELLECTUAL PROPERTY RIGHTS THAT COULD ACT AS A BARRIER TO COMPETITION.

       We have no patented technology that would bar competitors from our market. Third parties may therefore attempt to copy or otherwise obtain and use the information that we use in our business, and use this information in competition with us.

       We have not as yet sought federal registration for our trademarks and service marks, although we intend to pursue such registrations to augment our common law trademark and service mark protection. It is possible that we may be unable to obtain such registrations, and it is also possible that third parties may have superior rights to our trademarks and/or service marks than we do, in which case we will need to examine the circumstances and determine what action is appropriate, which may include licensing such marks from third parties for a royalty fee or abandoning our use of such marks in favor of newly-devised marks.

       WE MAY HAVE ASSUMED LIABILITIES FROM OUR PREDECESSORS IN THE EXCHANGE TRANSACTION WHICH WE ARE UNAWARE OF OR HAVE NOT AS YET MATURED FROM CONTINGENT LIABILITIES INTO ACTUAL LIABILITIES. THESE LIABILITIES MAY BE SIGNIFICANT. WE MAY BE UNABLE TO ENFORCE THE CONTRACTUAL PROTECTIONS AFFORDED US UNDER THE EXCHANGE TRANSACTION. FUTURE ACQUISITION TRANSACTIONS MAY HAVE SIMILAR RISKS.

       The Stock Purchase Agreement and Share Exchange pursuant to which the Exchange Transaction was effected contained certain representations and warranties by the Company's predecessor, Hypermedia, and Robert Esposito to UniverCell and the stockholders of UniverCell. These included representations and warranties to the effect that Hypermedia was not the subject of any legal proceedings which would have a material adverse effect on Hypermedia, that Hypermedia was not bound by any material agreement or commitment (including an employment or similar type of agreement), that Hypermedia had good title to its assets and had no notice of a third party claim for infringement or similar assertion of rights contrary to Hypermedia, and that Hypermedia was not party to any material transaction with its principal stockholders. UniverCell believed, and UniverCell continues to believe, that these representations and warranties were correct when made. Nevertheless, liabilities or obligations of Hypermedia (contingent or actual, known or unknown to Hypermedia and/or Mr. Esposito) which were not disclosed to UniverCell and the UniverCell stockholders prior to the consummation of the Exchange Transaction may exist. Similarly, any future acquisitions by the Company entail the risk that the Company may assume undisclosed liabilities from these acquisition targets. Any such liabilities or obligations may burden the Company, and the Company may not have adequate remedies under the Stock Purchase Agreement and Share Exchange or at law or in equity to make the Company whole should any such liability or obligation arise or become known. The effect of any one or more of such liabilities or obligations could be materially adverse to our business and results of operations.

       FACTORS AFFECTING THE TELECOMMUNICATIONS AND MOBILE TELEPHONY INDUSTRIES

       GROWTH OF THE CELLULAR PHONE AND MOBILE TELEPHONY MARKETS MAY NOT CONTINUE AT RECENT RATES, AND WE MAY NOT BE ABLE TO INCREASE OR MAINTAIN OUR REVENUE.

       The market for cellular communications products and services has grown substantially in recent years, but that growth may not continue at the same rate, if at all. Indeed, peak U.S. market penetration may have already occurred. In addition, the overseas mobile phone rental market is a relatively new market venture, and our ability to profit and grow within that market is uncertain. Expansion of GSM use in the U.S. will enable more U.S. consumers to be able to make and receive calls while overseas on their own mobile phones, thereby reducing our potential markets. If we are unable to offer products that would appeal to these consumers, such as SIM chips, our market will likely shrink, which may reduce our sales and profits, if any.

       PRICES FOR CELLULAR AND MOBILE TELEPHONY SERVICES MAY DECREASE, WHICH WOULD AFFECT OUR ABILITY TO COMPETE ON A PRICE BASIS AND WOULD LIKELY DECREASE OUR MARGINAL PROFITS.

       The price of cellular services may decrease, as new wireless technologies are developed to compete with traditional cellular telephony, and as existing U.S. carriers compete more aggressively to attract and retain customers. If the price of cellular service decreases, then our profitability may also decrease, particularly if international "roaming" rates charged by U.S. based GSM carriers decrease substantially.

       INTENSE COMPETITION IN THE CELLULAR AND MOBILE TELEPHONY INDUSTRY COULD PREVENT US FROM INCREASING OUR SALES OR ACHIEVING PROFITABILITY.

       The overseas mobile telephone rental market, and the cellular communications industry in general, is highly competitive. Competitive factors include:

       o  price;

       o  customer service;

       o  geographical coverage; and

       o  the ability to increase revenues through marketing.

       There are other U.S.-based companies which offer short-term, portable overseas phone rental services, and we are in direct competition with those companies. We also compete with regional and national cellular service companies abroad. For instance, in some places, local phone centers abroad may offer short-term prepaid phones for local use. Many regional and national cellular service companies have substantially more experience and greater financial, technical and other resources than we do. In addition, as the mobile telephony market mature, companies are apt to look for new market segments that they can enter. There are relatively few barriers to entry to our overseas phone rental business. For example, U.S. carriers, many of which have broad retail networks, may decide to enter into this market. Any competition may have a material adverse impact on our results of operations, since we will need to address such competition by lowering our prices, increasing our service levels, expanding our marketing efforts, and/or reducing our costs.

       WE COMPETE IN AN INDUSTRY CHARACTERIZED BY SEVERAL DOMINANT COMPANIES WHICH HAVE SUBSTANTIAL RESOURCES, DEVELOPED INFRASTRUCTURES AND CUSTOMER BASES.

       Many carriers of mobile telephony services are extremely large companies with substantial revenues and financial resources, broad customer and corporate partner bases, highly-developed internal technical, marketing and management resources and important name brand recognition, among other characteristics. To the extent that we compete with any of these companies, we will be at a competitive disadvantage. Should such companies enter our market, or if we choose to enter markets in which these companies compete, we may be unable to compete effectively with these companies, which could have a material adverse effect on our business and results of operations.

       COMPETITORS IN OUR MARKET FOR INTERNATIONAL MOBILE PHONE RENTALS ARE MORE ESTABLISHED THAN WE ARE.

       Our current market - phone rentals and other mobile telephony services to U.S. persons traveling overseas - is highly fragmented, and has several dominant providers, each of which has developed its own strategies and target market segments. Many of our competitors are significantly larger than we are, and these companies may have a more advanced managerial, administrative and operations infrastructure than we do, higher revenues than we have experienced, larger customer and affiliate referral bases than we do, and better financial resources and access to capital than we enjoy. These factors and others will tend to make it more difficult for us to compete for business, and we may be unsuccessful in doing so. If we are unsuccessful, we may be forced to, or may choose to, liquidate our business.

       WE MUST KEEP PACE WITH THE RAPID TECHNOLOGY DEVELOPMENT CHANGES IN OUR INDUSTRY TO GROW AND SUSTAIN OUR BUSINESS.

       Our industry is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new service, software and other product innovations. There are a significant number of wireless technologies currently under development in the marketplace. For example, voice and data communication through the Internet may substantially impact the telecommunications industry in the near future. Our future success will depend on our ability to respond to these technological advances and provide our customers with desirable services on a cost-effective basis. More specifically, our future success will depend largely on our ability to:

       o  offer services that incorporate leading technologies;

       o address the increasingly sophisticated and varied needs of our current and prospective customers;

       o respond to technological advances and emerging industry standards on a timely and cost-effective basis; and

       o continue offering services that are compatible with products and services of other vendors.

       We cannot guarantee that we will be able to successfully identify new opportunities and develop and bring new products and services to the market in a timely and cost-effective manner, or that products, services or technologies developed by others will not render our products and services noncompetitive or obsolete. In addition, our product or service developments or enhancements may not achieve or sustain market acceptance or be able to address effectively the compatibility and interoperability issues raised by technological changes or new industry standards. If we were not able to address these factors, our business could fail and we could be forced to, or choose to, liquidate it.

       WE COULD BE AFFECTED BY GOVERNMENTAL REGULATION OF TELECOMMUNICATIONS.

       The telecommunications industry is highly regulated, both in the U.S. and abroad. We are of the view that we are not subject to U.S. telecommunications regulations because none of the telecommunications services we provide are consumed in the U.S. For this reason, we also believe that our services are not subject to U.S. taxation. As to foreign regulations and taxation, it is our understanding that the local carrier(s) who provide us with air time and network connections for use overseas are directly regulated by local authorities and pay taxes where applicable, and that we are not subject to redundant licensing or tax requirements. Nevertheless, we recognize that foreign and U.S. legislators, regulators and taxing authorities may enact new legislation or regulations affecting the telecommunications industry or may interpret existing legislation or regulates in such a way that could adversely affect our business. This could have a material adverse effect on our business and results of operations by restricting our activities, increasing our costs and/or reducing our revenue.

       GOVERNMENTAL REGULATION OF E-COMMERCE COULD ADVERSELY AFFECT OUR
BUSINESS.

       We currently take orders via our website, www.rentalcell.com. This method is both convenient for the customer and efficient for our operations. The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Currently, the Internet Tax Freedom Act places a temporary moratorium on new state and local taxes on Internet commerce. However, future laws imposing taxes, access fees, or other regulations on commerce over the Internet may impose increased costs on our business, which may cause a material adverse effect on our business and results of operations.

       FACTORS AFFECTING THE COMPANY'S MARKET

       OUR BUSINESS IS DEPENDENT ON SUBSTANTIAL NUMBERS OF PERSONS FROM THE U.S. TRAVELING ABROAD.

       At the core of our business strategy is the assumption that substantial numbers of people will travel from the U.S. overseas, and that such persons will want the convenience and security of having a mobile phone available during their trip. If travel abroad decreases, so will our potential market. Hostilities abroad and domestically, and in particular after the September 11, 2001 attacks, have had a dampening effect on international travel. Poor economic conditions also affect international travel, in particular with leisure travelers, but also with business travelers who may be subject to cost-cutting initiatives that curtail overseas travel. If U.S. travel abroad decreases and we are unable to grow our business to encompass a greater percentage of those people who do travel overseas, then we will likely experience reduced revenues, which could have a material adverse effect on our business and results of operations.

       OUR BUSINESS IS DEPENDENT ON U.S. MOBILE PHONE CARRIERS' INABILITY TO PROVIDE SERVICE TO THEIR CLIENTS FOR OVERSEAS USE AT REASONABLE RATES.

       Another assumption underlying our business strategy is that most U.S.-based mobile phones will be useless overseas, since the prevailing U.S. mobile telephony networks are not GSM-based and are therefore not compatible with overseas networks. Moreover, even when a U.S. consumer has a GSM service, his or her phone will often not be usable overseas because the phone will be set at U.S. standard bandwidth, which differs from that used abroad. Further, as GSM use expands in the U.S. and consumers adopt multi-band phones in greater numbers, we also assume that we will be able to compete on a price basis with overseas "roaming" charges by U.S. GSM carriers, as compared to SIM chips we plan to offer. To the extent that these assumptions are invalid or do not come to pass, our potential market may be significantly smaller than we project. This could have a material adverse effect on our business and the results of our operations.

       WE MUST OFFER PRODUCTS AND SERVICES THAT APPEAL TO CUSTOMERS AND THAT WE CAN DELIVER CONVENIENTLY AND INEXPENSIVELY.

       We have developed what we believe to be a simple and convenient mechanism for customers to order rental phones (by calling our customer service center, faxing an order to us, or placing an order on our website), receive equipment (by overnight courier delivery to a customer's home or office) and return equipment to us after use (by return overnight courier, using a pre-paid mailer and dropping the phone in a courier's drop box or calling the courier for a free pick up). Nonetheless, if customers demand a different mechanism, such as in-person immediate pick-up and/or drop-off, then we will try to accommodate such demands. The cost of doing so may increase, perhaps substantially, our cost of doing business, and our customers may be unreceptive to bearing any such cost increases. Accordingly, we may be unable to provide a level of convenience commensurate with consumer demand, or we may incur increased costs over our present methods. This may have a material adverse effect on our business and the results of our operations.

       FACTORS AFFECTING THE COMPANY'S SECURITIES

       OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES.

       Our common stock is a "penny stock," under Rule 3a51-1 under the Securities and Exchange Act, unless and until:

       o  the shares reach a price of at least $5.00 per share;

       o we meet the financial size and volume levels for our common stock not to be considered a penny stock; or

       o we register the shares on a national securities exchange or list the shares for quotation on the Nasdaq Stock Market.

       A "penny stock" is subject to rules that require securities broker-dealers, before carrying out transactions in any "penny stock":


       o to deliver a disclosure document to the customer describing the risks of penny stocks, and get a written receipt for that document, before selling penny stocks to that customer;

       o  to disclose price information about the stock;

       o to disclose the compensation received by the broker-dealer or any associated person of the broker-dealer; and

       o to send monthly statements to customers with market and price information about the "penny stock."

       Our common stock will also be subject to a rule which requires the broker-dealer, in some circumstances, to:


       o approve the "penny stock" purchaser's account under standards specified in the rule; and

       o deliver written statements to the customer with information specified in the rule.


              These additional requirements could prevent broker-dealers from carrying out transactions and limit the ability of our shareholders to sell their shares into any secondary market for the Company's common stock, because the broker-dealers may find compliance cumbersome and time consuming. These restrictions may also have the effect of suppressing the price of our common stock on the secondary market.

       FUTURE SALES OF COMMON STOCK OR SENIOR SECURITIES COULD ADVERSELY AFFECT OUR STOCK PRICE AND DILUTE OUR STOCKHOLDERS' INTEREST .

       We may issue additional capital stock in future financing transactions, public or private offerings or in the form of incentive compensation for our executives and other personnel, consultants, and advisors. Additional shares of common stock may also be issued in connection with the exercise of warrants or options to purchase shares which we may issue from time-to-time. This would have the effect of reducing the relative percentage of ownership of the Company represented by a share of common stock, as well as the voting power enjoyed by a share of common stock.

       INDEMNIFICATION MAY LIMIT OFFICERS' AND DIRECTORS' LIABILITIES.

       May indemnify any officer, director or former officer or director, to the full extent permitted by law. This could include indemnification for liabilities under securities laws enacted for shareholder protection, though such indemnification may be limited by applicable laws and/or regulations due to public policy considerations.

       SEAN FULDA, OUR CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER, CONTROLS THE MAJORITY OF OUR COMMON STOCK AND HIS INTERESTS MAY BE DIFFERENT FROM AND CONFLICT WITH THOSE OF OTHER STOCKHOLDERS.

       The interests of our management could conflict with the interests of our other stockholders. Sean Fulda, our chairman of the board, chief executive officer and president, beneficially owns, on a fully diluted basis, a total of approximately 71% of our outstanding common stock. Accordingly, he has the power to control the election of all of our directors and the approval of actions for which the approval of our stockholders is required. Accordingly, holders of our common stock may have no effective voice in our management. Mr. Fulda's actions are subject to his exercise of proper fiduciary duty to the stockholders. However, certain actions which some stockholders may view contrary to their interests may be fully permissible in the exercise of Mr. Fulda's business judgment.

       CERTAIN PROVISIONS OF THE FLORIDA BUSINESS CORPORATION ACT COULD HAVE THE EFFECT OF PREVENTING OR DELAYING A PERSON FROM ACQUIRING OR SEEKING TO ACQUIRE A SUBSTANTIAL INTEREST IN, OR CONTROL OF, THE COMPANY.

       The Company is subject to anti-takeover provisions under the Florida Business Corporation Act that apply to public corporations organized under Florida law unless the corporation has elected to opt out of those provisions in its articles of incorporation or bylaws. The Company has not chosen to opt-out of these provisions.

       These provisions prohibit the voting of shares in a publicly-held Florida corporation that are acquired in a "control share acquisition" unless: (i) the board of directors gives its prior approval of the control share acquisition;
(ii) the corporation amends its articles of incorporation or bylaws to make the statute inapplicable before a control share acquisition; or (iii) the holders of a majority of the corporation's voting shares, excluding "interested" shares, approve the granting of voting rights to the acquiring party. There are some exceptions to the "control share acquisition" provisions of the Florida Business Corporation Act. A "control share acquisition" is defined as an acquisition that immediately thereafter entitles the acquiring party, directly or indirectly, to vote or direct the vote in the election of directors within any of the following ranges of voting power: (i) 1/5 or more but less than 1/3; (ii) 1/3 or more but less than a majority; or (iii) a majority or more.

       The Florida Business Corporation Act also contains an "affiliated transaction" provision that prohibits a publicly-held Florida corporation from engaging in a broad range of business combinations or other extraordinary corporate transactions with an "interested stockholder" unless: (i) the transaction is approved by a majority of disinterested directors before the person becomes an interested stockholder; (ii) the corporation has not had more than 300 stockholders of record during the past three years; (iii) the interested stockholder has owned at least 80% of the corporation's outstanding voting shares for at least five years; (iv) the interested stockholder is the beneficial owner of at least 90% of the voting shares, excluding shares acquired directly from the corporation in a transaction not approved by a majority of the disinterested directors; (v) consideration is paid to the corporation's stockholders equal to the highest amount per share calculated under a complex formula, and other specified conditions are met; or (vi) the transaction is approved by the holders of two-thirds of the corporation's voting shares other than those owned by the interested stockholder. An "interested stockholder" is defined as a person who, together with affiliates and associates, beneficially owns more than 10% of a corporation's outstanding voting shares.

       The Florida Business Corporation Act also contains "general standards for directors" provisions. These provisions state that in discharging his or her duties and in determining what is in the Company's best interest, a director may consider factors that the director deems relevant, including: (i) the long term prospects and interests of the Company and its stockholders; and (ii) the social, economic, legal or other effects of any proposed actions on its employees, suppliers or customers, the community in which the Company operates and the economy in general. Therefore, directors who consider these other factors may make decisions which are less beneficial to some, or a majority, of the Company's stockholders than if the law did not permit our directors to consider these factors.

       The effect of these provisions may be that the Company's board of directors could choose not to approve a business combination transaction which might be advantageous to the stockholders. This could materially adversely affect the value of the Company's common stock, as a takeover attempt could be thwarted by the board of directors.

       WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

       We do not anticipate paying cash dividends in the foreseeable future. Accordingly, a stockholder is not likely to receive any income from his or her investment in our common stock in the foreseeable future.

       SIGNIFICANT PRICE AND VOLUME FLUCTUATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

       The market price of our common stock can be expected to fluctuate. These fluctuations may be as a result of our own financial performance, or of the performance of our industry or the economy in general. We believe factors such as quarterly fluctuations in financial results, announcements of new technologies and events impacting international travel may cause the market price of our common stock to vary, perhaps substantially. These factors, as well as general economic conditions over which we have no control (such as recessions or high interest rates), may adversely affect the market price of our common stock.

ITEM 2   PROPERTIES

       We currently lease office space for our corporate headquarters in Pikesville (Baltimore), Maryland. Our total expenditure for leased office space was approximately $15,000 during fiscal year 2001. Currently, our office space rent is $750 per month, and we have renewed our lease on a month-to-month basis. We intend to maintain this office, but we intend to relocate our principal offices to New York, New York during the second fiscal quarter of 2002. The purpose of this proposed relocation is to accommodate our anticipated growth and to establish ourselves in a key strategic location. We believe that market conditions and certain incentive programs aimed at bolstering the New York City business community also make relocating to New York advisable to us at this time. Our estimated monthly rent for space of the type we envision is approximately $3,000. We estimate the cost to move would be approximately $10,000.


ITEM 3   LEGAL PROCEEDINGS

       We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.



ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to the vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II


ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET PRICE

       The principal market where our common equity is traded is the OTCBB. The high and low bid prices of our common stock for each quarter within the last two fiscal years were as follows:

--------------------------------------------- --------------------- ------------
                                              HIGH/ASK ($)          LOW/BID ($)
--------------------------------------------- --------------------- ------------
1st Quarter 2000                              0.375                 0.063
--------------------------------------------- --------------------- ------------
2nd Quarter 2000                              0.375                 0.063
--------------------------------------------- --------------------- ------------
3rd Quarter 2000                              0.125                 0.063
--------------------------------------------- --------------------- ------------
4th Quarter 2000                              0.125                 0.016
--------------------------------------------- --------------------- ------------
1st Quarter 2001                              0.0101                0.035
--------------------------------------------- --------------------- ------------
2nd Quarter 2001                              0.026                 0.51
--------------------------------------------- --------------------- ------------
3rd Quarter 2001                              0.27                  1.70
--------------------------------------------- --------------------- ------------
4th Quarter 2001                              0.22                  1.64
--------------------------------------------- --------------------- ------------

       The above over-the-counter market high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. In addition, all quotations set forth above prior to the December 14, 2001 Exchange Transaction relate to our predecessor, Hypermedia, and as such we believe they are not indicative of our current business operations, financial returns or future prospects. The Company's trading symbol prior to the Exchange Transaction was "NMNW" and after the Exchange Transaction, the Company's trading symbol became "UVCL."

       As of December 31, 2001 there was one class of common equity held by approximately 50 holders of record. No dividends have been declared during the last two fiscal years. There are no restrictions which affect or are likely to affect our ability to pay dividends in the future. However, we do not expect to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

       Below is a summary of unregistered securities, as well as certain registered securities, issued by:

           o  UniverCell prior to the Exchange Transaction;

           o  Robert Esposito in connection with the Exchange Transaction; and

           o  the Company in connection with the Exchange Transaction.

       BY UNIVERCELL PRIOR TO THE SHARE EXCHANGE

       In March 1999, UniverCell issued a nominal number of shares of common stock, par value $1.00 per share, to, Sean Fulda, the founder of UniverCell, at $1.00 per share. These were "founder's shares" and the price paid was not related to the enterprise value of UniverCell at the time of issuance.

       On December 31, 1999, UniverCell issued shares of its common stock to Sean Fulda, the sole stockholder of Isralink, in exchange for Isralink's accounts receivable, cellular telephones and certain liabilities. UniverCell also assumed Isralink's cellular service contract with an Israeli cellular service provider. The net assets so assigned to UniverCell were valued at $21,500. The shares issued to Mr. Fulda in that transaction were exchanged for 27,390,000 shares of the Company's common stock in the Exchange Transaction. This transaction was recorded as a transfer and exchange of entities under common control, and accordingly there was no step-up in basis of assets acquired or liabilities assumed by the Company.

       In June 2000, UniverCell issued to one purchaser shares of its common stock (which are now represented by 3,300,000 shares of the Company's common stock) in a private placement transaction for $100,000 paid in cash. In connection with this sale, UniverCell also issued shares of common stock (which are now represented by 660,000 shares of Company common stock) to a finder, Elisha Prero, in satisfaction of a finder's fee. We issued these securities under the exemptions from registration provided by 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that it was an accredited investor and that it acquired the securities for its own account. These shares of common stock were not issued in certificated form. A notation was placed in UniverCell's stock ledger stating that the securities issued to this investor had not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

       SECURITIES TRANSFERS BY THE UNIVERCELL STOCKHOLDERS AND ROBERT ESPOSITO IN CONNECTION WITH THE EXCHANGE TRANSACTION

       To effect the Exchange Transaction, Robert Esposito, who then owned approximately 84% of the Company's issued and outstanding common stock, transferred 33,000,000 shares of common stock of the Company to the stockholders of UniverCell, and the stockholders of UniverCell transferred all of the then-issued and outstanding shares of UniverCell common stock to the Company, thereby rendering UniverCell a wholly-owned subsidiary of the Company. Mr. Esposito also deposited 700,000 shares of the Company's common stock into escrow, which will either be returned to him or disbursed to the UniverCell shareholders on December 14, 2002, depending on certain interim events. The Exchange Transaction are described in more detail in Item 13 of this Report, "Certain Relationships and Related Party Transactions."

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. See "Risk Factors," for a discussion of certain risks, including those relating to a business such as ours with a limited operating record and with operating losses, and those risks relating to our common stock and its market value.

       The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

OVERVIEW

       We commenced our business in January 2000, have only 2 full time employees and rely extensively on the efforts of our principal stockholder, who is also our sole executive officer and director. Although we are operating pursuant to a business plan, we are developing a business that, as of this time, does not have significant commercial acceptance. The success of our business is largely dependent on retail consumer acceptance of the services we offer. We do not yet have sufficient data to predict degrees of acceptance.

       We provide mobile telephone services to U.S. travelers going overseas. We currently offer wireless phone, fax, data and internet communication services to business travelers, leisure travelers and students traveling to over 110 foreign countries. Our objective is to develop the market for the rental of mobile telephones in the U.S. to international travelers. Our business is in its beginning stages and at present, there is little market penetration. We hope to develop the market for, and become a leading provider of, international mobile phone services to U.S. based international travelers.

       Our sales revenues consist of charges to customers for rental of telephone equipment and for cellular air time usage overseas. We recognize revenues as our services are provided. We have minimal staff and rely on advertising and referrals from our business partners to generate leads to customers. Substantially all of our revenues are generated in the U.S.

       Our cost of sales consist primarily of costs we incur for its telephone equipment and the cost of air time and network expense for overseas usage, as well as shipping and handling costs incurred in connection with delivery and return of rented equipment to and from our customers. As the volume of the Company's rentals grows, the Company expects that its cost of revenues will decrease as a percentage of net sales in light of its ability to negotiate better terms with sellers of air time and other vendors. We do not anticipate that future decreases, if any, in our cost of net sales will be proportionately related to increasing volumes, but that, as our rental volumes increases to levels we cannot now predict with specificity, we may be able to negotiate lower prices for air time and equipment. Our ability to negotiate decreases in our costs of net sales will depend both on competitive conditions that prevail at the time among those vendors who sell telephone equipment and air time (bundled together or sold separately), the extent of our market which we have been able to penetrate by that time and the strength of our financial condition at that time. If we are not able to improve the cost of the equipment and air time that we purchase then our margins may not improve, and we will need to effect alternative plans if we are to improve our profitability and the rate of return on our stockholders equity. There is no assurance that we will be able to develop alternative plans.

       The Company's operating expenses include selling and marketing expenses, consisting primarily of advertising, commissions paid to corporate partners for customer referrals, public relations, customer service costs and general and administrative expenses. These general and administrative expenses in turn consist primarily of personnel costs, consulting fees and other professional fees. The Company does not maintain any material inventories, other than approximately 5,000 chips, each of which, when activated in a compatible mobile phone, will provide the Company with an additional telephone line on Orange, the Company's air time supplier, based in the U.K. The Company also maintains approximately 1,000 mobile telephones, as well as the related accessories.

       The Company's operations during the last two years have been limited. In the year 2000 the Company generated income of approximately $86,000 and in the year 2001 generated a loss of approximately $(144,000). Our results of operations reflect one-time expenses incurred in connection with the development of our business plan and the consummation of the Exchange Transaction. These expenses totaled approximately $283,000 and consisted of legal and accounting fees of approximately $67,750 in connection with the Exchange Transaction and approximately $214,500 in connection with the development of our business plan. The Company satisfied $231,250 of these expenses in March 2002 by way of issuing shares of its common stock, valued at $0.25 per share, to those parties who were entitled to receive payment.

RESULTS OF OPERATIONS

       FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

       NET SALES

       Net sales for the year ended December 31, 2001 were approximately $797,000, an increase of approximately $102,000, or 15%, over net sales of approximately $695,000 the year ended December 31, 2000. This increase was primarily due to an increase in the number of our customers who rented cell phones in 2001 compared to 2000. The principal reason for the increase is that we increased our advertising and marketing to individuals who were about to travel overseas. The Company believes that in its current state of development there is a direct correlation between advertising and marketing expenditure and its revenues. The Company intends to substantially increase its marketing and advertising expenses in 2002 over the level experienced in 2001, which was approximately $73,000.

       COST OF SALES

       Cost of sales for the year ended December 31, 2001 was approximately $387,000, an increase of approximately $20,000, or 5%, from approximately $367,000 for the year ended December 31, 2000. This increase in costs of sales was primarily due to the increased volume of air time that we resold to our customers. In the year ended December 31, 2001 our air time and network expense was approximately $353,000 or 91% of cost of sales, as compared to air time and network expense of $329,000 during 2000, or 90% of cost of sales in year ended December 31, 2000.

       GROSS PROFIT

       Gross profit for the year ended December 31, 2001 was approximately $410,000, an increase of approximately $82,000, or 25%, from approximately $328,000 of gross profit the year ended December 31, 2000. The Company believes that the amount of gross profit is sufficiently small that the increase in percentage is not indicative of any particular trend.

       OPERATING EXPENSES

       Operating expenses for the year ended December 31, 2001 were approximately $559,000, an increase of approximately $315,000, or 129%, over operating expenses of approximately $245,000 during the year ended December 31, 2000. The largest components of this increase in operating expenses were fees paid to consultants, lawyers and other professional advisors, advertising costs, costs of independent sales representatives, automobile lease expenses and office rent. The professional fees we incurred were principally related to the development of our business plan (approximately $214,500) and expenses we incurred in connection with the Exchange Transaction (approximately $67,750). In March 2002, we issued 925,000 shares of Company common stock, valued at $0.25 per share) to certain persons who provided such services to us in satisfaction of $231,250 of these expenses. Because these expenses related to the preparation of a business plan that now is complete and the Exchange Transaction which has now occurred, we believe that these components of our operating expenses are one-time expenses and may not increase or be experienced in future periods.

       Advertising costs for the years ended December 31, 2001 and 2000 were approximately $73,000 and $60,000, respectively. We expect that our advertising expenses will increase in the future, as we intend to expand our advertising efforts to attract more customers. Our ability to fund advertising costs will depend on our operating revenues and capital raised from other sources.

       INCOME TAXES

       We recorded no provision for foreign, federal or state income taxes for either 2001 or 2000. The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

       From inception until the Exchange Transaction, UniverCell had elected to be taxed as an S-Corporation under the Internal Revenue Code and similar state statutes. As a result of the Exchange Transaction, on December 14, 2001, the UniverCell terminated its "S" Corporation tax status and became taxable as a "C" Corporation. If the UniverCell were taxable as a "C" Corporation for all periods presented, proforma net income and proforma net income per share for the years ended December 31, 2001 and 2000 would have been approximately $52,000, or $0.002 per share, and $(144,000), or ($0.004) per share, respectively.

       LIQUIDITY AND CAPITAL RESOURCES

       Since inception through December 31, 2001, we have operated with a cumulative loss of approximately $(58,000) and may continue to incur operating losses in the future, dependent upon the degree of commercial acceptance of our services. To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, a private placement of equity and our operating income. Since our inception through December 31, 2001, we have received proceeds from the sale of equity securities of approximately $100,000, a capital contribution in connection with the Isralink transaction valued at $21,500, and an interest-free line of credit from our principal stockholder in the amount of $150,000. The line of credit was paid in full during the first quarter of 2002 and has now expired.

       Also, during the first quarter of 2002, we raised gross proceeds of approximately $315,000, net of commissions to third parties, from the sale of debentures convertible into shares of the Company's common stock. The debentures are convertible at the lesser of (i) 200% of the closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock on March 29, 2002 (which was $0.28 per share), and (ii) 70% of the lowest closing bid price per share (as reported by Bloomberg, LP) of our common stock for the 20 trading days immediately preceding the date of conversion. If the debentures are not converted by their second anniversary by the holders, then they are automatically converted into shares of common stock. The debentures bear interest at the rate of 6% per annum. The Debentures were purchased by individual purchasers, none of whom was an affiliate of the Company.

       We anticipate that a combination of cash from operations and funds raised in our private placement will be sufficient to fund our operations and expansion during 2002. If we are unable to achieve our business plan, we may need to continue to rely on external sources of funding to meet our cash needs for future acquisitions and internal expansion and, if necessary, defer discretionary expenditures to continue operations. Additional financing, through subsequent public offerings or private offerings or private equity or debt financings, may not, however, be available to us on acceptable terms or at all.

       Our plan is to grow during 2002 through a combination of strategic acquisitions of U.S. based international mobile phone rental companies, comparably sized or smaller, and through increases in net sales by expanded marketing and advertising. We also are negotiating agreements with marketing partners who will provide us with lead referrals and other access to customers in exchange for a share of revenues. To the extent that the Company is able to enter into these partnership agreements, less up front expense or advance payments may be required than is required in traditional media advertising.

       As of December 31, 2001, the Company's cash on hand was approximately $91,000. We had restricted cash balances of $35,000 as of December 31, 2001 in connection with a standing letter of credit which we caused a bank to issue to a vendor, but in February 2002, that letter of credit was reduced to $10,000, with the vendor's consent, and $25,000 was returned to us by the issuing bank.

       For the year ended December 31, 2001 the net cash provided by our operating activities was approximately $20,000, a decrease of approximately $22,000, or 53%, from $42,000 of net cash from operating activities for the year ended December 31, 2000.

       We had only limited operations during 2000 and 2001. During 2002, the Company plans to significantly increase the scale of its rental activity and also acquire additional businesses. These activities could result in the our consuming cash at a rate which has been greater than that at which we have previously done so.

       CAPITAL TRANSACTIONS

       During 2001, we engaged certain consultants and professional advisors to assist us in the preparation of our business plan. In March, 2002, we issued 925,000 shares of our common stock to pay certain consulting and other fees incurred in this connection. The shares issued were valued at $0.25.

       RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

       In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life will no longer be amortized; instead, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the first quarter in the fiscal year ended December 2002. The adoption of this new accounting standard is not expected to have a material impact on the our financial statements.

       In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. We do not anticipate adoption of this new accounting standard to have a material impact on the financial statements.


ITEM 7   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's financial statements described below and the reports of independent auditors thereon are set forth following the Index to Financial Statements on page F-1 of this report:

       Report of independent auditors                                 F-1

       Consolidated balance sheet at December 31, 2001                F-2

       Consolidated statements of operations
       for the years ended December 31, 2001 and 2000                 F-3

       Consolidated statements of shareholders' equity
       for the years ended December 31, 2001 and 2000                 F-4

       Consolidated statements of cash flows
       for the years ended December 31, 2001 and 2000                 F-5

       Notes to consolidated financial statements                     F-6 - F-22


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On January 8, 2002, we dismissed Malone & Bailey, PLLC as our auditors and appointed Marcum & Kliegman LLP to audit our consolidated financial statements for the twelve months ended December 31, 2001. Our Board of Directors approved the change. We changed our accountants because whereas Malone & Bailey, PLLC had acted as auditors for the Company prior to the Exchange Transaction, Marcum & Kliegman LLP acted as accountants for UniverCell prior to the Exchange Transaction, and for consistency purposes, our Board of Directors found it desirable to have Marcum & Kliegman LLP act as auditors.

       The independent auditor's report of Malone & Bailey, PLLC on our financial statements for the year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles.

       During our two most recent fiscal years and through the date of the change in auditors, we did not, to the knowledge of present management, have any disagreements with Malone & Bailey, PLLC on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Malone & Bailey, PLLC would have caused it to make reference to the subject matter thereof in connection with its independent auditor's report.

                                    PART III


ITEM 9     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following are the names, ages and current principal positions and offices, if any, with the Company of each of our current directors, executive officers and key employees, after the effective date of the Exchange Transaction.

---------------- --------- -----------------------------------------------------
NAME             AGE       CURRENT PRINCIPAL POSITION(S) AND OFFICE(S)
---------------- --------- -----------------------------------------------------
Sean Y. Fulda    25        President and Chief Executive Officer,
                           Chairman of the Board
---------------- --------- -----------------------------------------------------
Laura Stuart     23        Office Manager
---------------- --------- -----------------------------------------------------

       The following is a description of the qualifications and experience of each of our executive officers, directors and key employees (as of December 31, 2001, which is after December 14, 2001, when the Exchange Transaction became effective):

SEAN Y. FULDA, PRESIDENT AND CHIEF EXECUTIVE OFFICER

       Mr. Fulda became our President and chief executive officer and the Chairman of the board of directors upon the consummation of the Exchange Transaction on December 14, 2001. The term of his directorship runs through the next annual meeting of the Company. Prior to joining the Company, Mr. Fulda was chief executive officer and the chairman of the board of directors of UniverCell since its founding in March 1999, and he remains acting in that capacity. Prior to the founding of UniverCell, Mr. Fulda founded and served as chief executive officer and chairman of the board of directors of Isralink since its founding in 1997. Prior to that time, for the balance of the five year period prior to this Report, in addition to being a full-time student Mr. Fulda was employed as telephone sales representative at Sturner and Klein Telemarketing Specialists. He was awarded a bachelor of arts in Hebrew Literature from Brisk Rabbinical College in June 1999.

LAURA STUART, OFFICE MANAGER

       Ms. Stuart joined the Company as Office Manager in August 2001, after graduating from Elon University, having been awarded a bachelor of arts in Psychology and Human Services in May, 2001. For the balance of the five year period prior to this Report, she was a full-time student.

FAMILY RELATIONSHIPS

       There are no family relationships among our directors or executive officers, although certain members of Mr. Fulda's family are shareholders of the Company (see Item 13, "Certain Relationships and Related Party Transactions.")

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       The Company is aware of one instance of a failure to file beneficial ownership reports required by Section 16(a). Form 3 (Initial Statement of Beneficial Ownership of Securities) was due to have been filed by Sean Fulda within 10 days after the effective date of the Exchange Transaction. Mr. Fulda did not make this filing in a timely manner. This filing was made on April 12, 2002.

LIMITATION ON LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

       The Florida Business Corporation Act authorizes Florida corporations to indemnify any person who was or is a party to any proceeding other than an action by, or in the right of, the corporation, by reason of the fact that he is or was a director, officer, employee, or agent of the corporation. The indemnity also applies to any person who is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation or other entity. The indemnification applies against liability incurred in connection with such a proceeding, including any appeal thereof, if the person acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation. To be eligible for indemnity with respect to any criminal action or proceeding, the person must have had no reasonable cause to believe his conduct was unlawful.

       In the case of an action by or on behalf of a corporation, indemnification may not be made if the person seeking indemnification is found liable, unless the court in which the action was brought determines such person is fairly and reasonably entitled to indemnification.

       Under the Florida Business Corporation Act, a director is not personally liable for monetary damages to a corporation or other person for any statement, vote, decision, or failure to act unless: (i) the director breached or failed to perform his duties as a director; and (ii) the director's breach of, or failure to perform, those duties constitutes: (A) a violation of criminal law, unless the director had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful; (B) a transaction from which the director derived an improper personal benefit, either directly or indirectly; (C) a circumstance under which an unlawful dividend, redemption or other distribution is made; (D) in a derivative or shareholder proceeding, conscious disregard for the best interest of the corporation or willful misconduct; or (E) in a proceeding by another third party, recklessness or an act or omission which was committed in bad faith or with malicious purpose or in a manner exhibiting wanton and willful disregard of human rights, safety or property.


ITEM 10  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

       No cash compensation was paid to any of the Company's directors for their services as director during the fiscal year ended December 31, 2001. Prior to the closing of the Exchange Transaction, none of the directors of the Company was paid any cash compensation during fiscal year 2001. After the closing of the Exchange Transaction, Sean Fulda became the sole director of the Company and continued as sole director of UniverCell. His salary was paid for his services as Chief Executive Officer of the Company and UniverCell, and not specifically in connection with his service as a director.

EXECUTIVE COMPENSATION

       No director, executive officer or employee of the Company or UniverCell was paid a total salary and bonus in excess of $100,000 for the fiscal years ended December 31, 2000 or December 31, 2001. Mr. Fulda's annual compensation during 2000 and 2001 was approximately $50,000 (including certain perquisites which were paid by us for Mr. Fulda's benefit).

OPTION GRANTS IN LAST FISCAL YEAR

       No options were granted by the Company or UniverCell in the fiscal year ended December 31, 2001.

FISCAL YEAR-END OPTION VALUES

       As of December 31, 2001, no options have been exercised by the Sean Fulda or any other executive of the Company or UniverCell.

EXECUTIVES' COMPENSATION POLICIES

       Through December 31, 2001, the focus of our founder was on building our operations and revenues and controlling costs. As we mature, we will need to attract and retain qualified personnel to serve as executives. Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. We are in the process of considering an incentive compensation policy for executive officers, directors, employees and others who make an important contribution to our business. The fundamental premise underlying our executive compensation policy is, and we expect that it will continue to be, to offer competitive compensation to executives that appropriately rewards the individual executive's contribution to corporate performance. The Board of Directors utilizes subjective criteria for evaluation of individual performance and relies substantially on the executives in doing so. The Board expects that as we develop an executive compensation policy, we will focus on two primary components, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

       Executives' base salaries are determined primarily by reference to compensation packages for similarly situated executives of companies of similar size or in comparable lines of business with whom we expect to compete for executive talent and with reference to revenues, gross profits and other financial criteria. This is addressed within the context of our need to keep costs low. The Board also assesses subjective qualitative factors to discern a particular executive's relative value to the corporate enterprise in establishing base salaries.

       It is the Board's philosophy that significant stock ownership by management creates a powerful incentive for executives to build long-term shareholder value. Accordingly, the Board believes that an integral component of executive compensation is the award of equity-based compensation, which is intended to align executives' long-term interests with those of our shareholders. While the Company has not had and currently does not have a stock option plan or restricted stock plan for compensation of executives and key employees and consultants or other contractors, the Board may adopt plans of this nature in the future as a means of offering equity compensation to appropriate persons and to incentives our executives and others who make valuable contributions to the Company.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information furnished us with respect to the beneficial ownership of our common shares by each executive officer named below, director and nominee, and by all directors and executive officers as a group, each as of March 29, 2002. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

---------------- ------------------ ---------------------- ---------------------
Title of Class   Name of            Amount and Nature of   Percent of
                 Beneficial Owner   Beneficial Ownership   Ownership by Class
---------------- ------------------ ---------------------- ---------------------
Common Stock     Sean Y. Fulda(6)   27,720,000(7)          69.2%
---------------- ------------------ ---------------------- ---------------------

----------
(6) Sean Fulda expressly disclaims beneficial ownership of the 660,000 shares of common stock owned by his mother, Rivka Fulda, the 660,000 shares of common stock owned by his father, Michael Fulda, and the 75,000 shares of common stock owned by his sister, Nicole Fulda. None of these family members is a member of the same household as Sean Fulda, and Sean Fulda does not have a pecuniary interest or any direct or indirect investment power or voting power as to any of such shares held by such family members. Accordingly, this table of beneficial ownership sets forth only the number of shares registered to Sean Fulda (27,720,000).

(7) Includes 13,000,000 shares of common stock pledged by Sean Fulda as security for his obligation to cause the Company to file a registration statement in connection with shares of common stock into which the convertible debentures issued pursuant to the private placement transaction (described under Item 6, "Management's Discussion and Analysis - Liquidity and Capital Resources").

       No other person who is not an executive officers, directors or nominees, is known by the Company to beneficially own more than five percent of our outstanding common stock as of December 31, 2001.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

RELATED TRANSACTIONS BY THE COMPANY PRIOR TO THE EXCHANGE TRANSACTION

       In February 2001, the former principal shareholders, MK Global Ventures, MK Global Ventures II and MK GVD Fund sold their common stock, convertible preferred stock and notes payable to Robert Esposito, who, prior to that transaction, was an unrelated third party. Mr. Esposito then became President, Secretary and sole director of Hypermedia. In connection with this transaction, on or about May 14, 2001, the Company issued 35,000,000 shares of common stock to Mr. Esposito in settlement of the notes payable and accrued interest due under these notes.

       After Mr. Esposito became related with Hypermedia, Hypermedia's executive offices were relocated to 710 Oakfield Drive, Brandon, Florida 33511, at space leased by Mr. Esposito on a month to month basis. Mr. Esposito utilized this space for other businesses he operated. Hypermedia did not pay any rent for its use of this space.

RELATED TRANSACTIONS BY UNIVERCELL PRIOR TO THE EXCHANGE TRANSACTION

       In February, 2001, Sean Fulda, Chief Executive Officer and sole director of UniverCell and, after the Exchange Transaction, the Company, extended a one-year $150,000 non-interest bearing line of credit to UniverCell to assist in cash flow operations. As of December 31, 2001, less than $2,000 was outstanding under this line of credit. This line of credit expired in February 2002, at which time all balances had been paid, and the line of credit was not renewed.

OTHER RELATED TRANSACTIONS

       Following the Exchange Transaction, UniverCell engaged the services of certain persons as its consultants and professional advisors to prepare a business plan and to provide other services and agreed to issue an aggregate of 925,000 shares of the Company's common stock in connection with these services. These persons included Nicole Fulda, who is Sean Fulda's sister. Pursuant to that engagement, the Company issued 75,000 shares of common stock to Ms. Fulda as compensation for her services performed between October 1, 2001 and December 31, 2001.

       As to the Exchange Transaction itself, the terms of the Stock Purchase Agreement and Share Exchange(8) provided that the holders of all issued and outstanding shares of UniverCell would tender all of their UniverCell shares to Robert Esposito in exchange for 33,000,000 shares of Company common stock then owned by Mr. Esposito, which represented approximately 84% of the then-outstanding shares of the Company's common stock. These 33,000,000 shares of Company common stock were allocated to the UniverCell stockholders as follows:

----------
(8) The Company filed a report on Form 8-K12G3 in connection with the Exchange Transaction on December 19, 2001, and a copy of the Stock Purchase Agreement and Share Exchange was filed as an exhibit to that Form 8-K12G3. The Company also filed a report on Form 8-K12G3/A in connection with a related matter on January 10, 2002.

                                   Number of Company Shares
Stockholder                        Issued in Exchange Transaction

Sean Fulda                                   27,720,000
David Friedman                                1,650,000
Susan Friedman                                1,650,000
Elisha Prero                                    660,000
Rivka Fulda                                     660,000
Michael Fulda                                   660,000

As of the effective time of the Exchange Transaction, all of the previously issued preferred stock of the Company was cancelled. After the Exchange Transaction, Mr. Esposito continued to hold 2,000,000 shares of the Company's common stock, subject to a one-year "lock-up" whereby Mr. Esposito may not transfer more than 700,000 of such shares for one year after the Exchange Transaction (or, until December 14, 2002), and a further 18-month restriction on transfer precluding Mr. Esposito from selling any of his shares during any month where the number of shares sold exceeds 5% of the total trading volume of the Company's shares during the preceding month, for 18 months after the Exchange Transaction (or, until June 14, 2003). Additionally, 700,000 shares of Company common stock owned by Mr. Esposito are held in escrow by until December 14, 2002, the first anniversary of the Exchange Transaction. If the closing bid price for the Company's common stock has not remained above $1.50 for the 45 days preceding the anniversary date, then these 700,000 shares will be delivered to the former UniverCell stockholders.

ITEM 13    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       The following documents are filed as part of this Report:

       (a)    Financial Statements

              (1) The consolidated financial statements and schedules filed as part of this report are listed under Part II, Item 8 of this Form 10-KSB.

              (2) Financial statement schedule: The financial statement schedule filed as part of this report is listed under Part II, Item 8 of this Form 10-KSB.

3.  Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated:

2.1(11) Stock Purchase Agreement and Share Exchange dated as of September 25, 2001 by and among Hypermedia Communications, Inc. and UniverCell Global Phone Rental, Inc.

2.2(11)      Amendment to Stock Purchase Agreement and Share Exchange.

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

3.1(11) Articles of Amendment to Articles of Incorporation of Hypermedia Communications, Inc.

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

10.34(10)    $175,000 Subordinated Promissory Note, dated July 14, 2000, issued by the Registrant to MK GVD Fund.

10.35(10)    $175,000 Subordinated Promissory Note, dated July 31, 2000, issued by the Registrant to MK GVD Fund.

10.36(10)    $350,000 Subordinated Promissory Note, dated August 2, 2000, issued by the Registrant to MK GVD Fund.

10.37(10)    $350,000 Subordinated Promissory Note, dated September 14, 2000, issued by the Registrant to MK GVD Fund.

10.38 Orange Direct Sales - General Terms and Conditions (filed herewith).

23.1         Consent of Independent Accountants (filed herewith).

99.1(12) Consulting agreement dated December 31, 2001, between Reuben Sushman and Univercell Holdings, Inc.

99.2(12) Consulting agreement dated December 31, 2001, between David Friedman and Univercell Holdings, Inc.

99.3(12) Consulting agreement dated December 31, 2001, between Elisha Prero and Univercell Holdings, Inc.

99.4(12) Consulting agreement dated December 31, 2001, between Ben Gerendash and Univercell Holdings, Inc.

99.5(12) Consulting agreement dated December 31, 2001, between Jeremy Ross and Univercell Holdings, Inc.

99.6(12) Consulting agreement dated December 31, 2001, between David Massre and Univercell Holdings, Inc.

99.7(12) Consulting agreement dated December 31, 2001, between Niccole Fulda and Univercell Holdings, Inc.

99.8(12) Letter agreement dated February 10, 2002, between Raice Paykin & Krieg LLP and Univercell Holdings, Inc.

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

(11) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 8-K12G3 filed December 19, 2001.

(12) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 filed March 6, 2002.

(b)  Reports on Form 8-K

On December 19, 2001, we filed a report on Form 8-K12G3 regarding the Exchange Transaction. This was the only Form 8-K filed during the quarter ended December 31, 2001. On January 10, 2002, we filed a Report on Form 8-K12G3/A regarding a change in the Registrant's independent accountants.

(c)  Exhibits - See Item 14(a)3 above.

(d)  Financial Statement Schedules - See Item 14(a)2 above.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIVERCELL HOLDINGS, INC.




Date: April 16, 2002                   By:  /s/ Sean Y. Fulda
                                           _____________________________________
                                           Sean Y. Fulda
                                           Chief Executive Officer and President
                                           Sole Director

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 16, 2002                   By:  /s/ Sean Y. Fulda
                                           ________________________________
                                           Sean Y. Fulda
                                           Chief Executive Officer and President
                                           Sole Director

                                                       UNIVERCELL HOLDINGS, INC.


                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                             F-2
   Statements of Operations                                                  F-3
   Statement of Stockholders' Equity                                         F-4
   Statements of Cash Flows                                                F-5-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7-13

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
UniverCell Holdings, Inc.


We have audited the accompanying consolidated balance sheet of UniverCell Holdings, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniverCell Holdings, Inc. and Subsidiary as of December 31, 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                       /s/ Marcum & Kliegman LLP


April 6, 2002
New York, New York

                                                       UNIVERCELL HOLDINGS, INC.

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2001
--------------------------------------------------------------------------------

                                     ASSETS
                                                          2001           2000
                                                       -------------------------
CURRENT ASSETS
Cash and cash equivalents                              $  90,560
Restricted certificate of deposit                         35,000
Accounts receivable, less allowance
  for doubtful accounts of $35,000                       315,879

Other current assets                                         824
                                                       ---------

Total Current Assets                                                  $ 442,263

PROPERTY AND EQUIPMENT, Net                                              19,163

SECURITY DEPOSIT                                                          1,449
                                                                      ---------

TOTAL ASSETS                                                          $ 462,875
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                  $ 437,865
Due to stockholder                                         1,874
                                                       ---------

Total Current Liabilities                                             $ 439,739
                                                                      ---------

STOCKHOLDERS' EQUITY
Common stock, par value $0.0001; 50,000,000
  shares authorized; 39,142,096 shares issued
  and outstanding                                          3,914
Additional paid in capital                                77,586
Accumulated deficit                                      (58,364)
                                                       ---------

TOTAL STOCKHOLDERS' EQUITY                                               23,136
                                                                      ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                  $ 462,875
                                                                      =========

                         THE  ACCOMPANYING  NOTES ARE AN INTEGRAL  PART OF THESE
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                                       UNIVERCELL HOLDINGS, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                         2001            2000
                                                     -----------     -----------

NET SALES                                            $   796,505     $   694,618

COST OF SALES                                            386,747         366,735
                                                     -----------     -----------

GROSS PROFIT                                             409,758         327,883

OPERATING EXPENSES                                       558,573         244,603
                                                     -----------     -----------

OPERATING (LOSS) INCOME                                 (148,815)         83,280

INTEREST INCOME                                            4,852           2,319
                                                     -----------     -----------

NET (LOSS) INCOME                                    $  (143,963)    $    85,599
                                                     ===========     ===========

NET (LOSS) INCOME PER SHARE
Weighted average shares outstanding                   33,286,070      31,140,247
                                                     ===========     ===========


Net (loss) income per share, basic and diluted       $    (0.004)    $     0.003
                                                     ===========     ===========

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                                       UNIVERCELL HOLDINGS, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                       Retained
                                       Common Stock      Additional    Earnings
                                       ------------        Paid-In    Accumulated
                                    Shares      Amount     Capital     (Deficit)      Total
                                  ----------   --------   ---------    ---------    ---------
BALANCE - January 1, 2000         27,390,000   $  2,739   $  18,761    $      --    $  21,500

Issuance of common stock           5,610,000        561      99,439           --

Net Income                                --         --          --       85,599       85,599
                                  ----------   --------   ---------    ---------    ---------


BALANCE - December 31, 2000       33,000,000      3,300     118,200       85,599      207,099

Reverse acquisition transaction    6,142,096        614     (40,614)          --      (40,000)

Net Loss                                  --         --          --     (143,963)    (143,963)
                                  ----------   --------   ---------    ---------    ---------

BALANCE - December 31, 2001       39,142,096   $  3,914   $  77,586    $ (58,364)   $  23,136
                                  ==========   ========   =========    =========    =========

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                                       UNIVERCELL HOLDINGS, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                          2001           2000
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                      $(143,963)     $  85,599
                                                       ---------      ---------
Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:

Provision for bad debt expense                                --         35,000
Depreciation and amortization                             23,060         11,371
Changes in operating assets and liabilities:
Accounts receivable                                     (114,146)      (225,733)

Other current assets                                        (824)            --
Security deposit                                            (808)          (641)
Accounts payable and accrued expenses                    243,136        136,502
                                                       ---------      ---------

TOTAL ADJUSTMENTS                                        150,418        (43,501)
                                                       ---------      ---------

 NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                    19,682         42,098
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                       (5,463)       (32,631)

Purchase of certificate of deposit                            --        (35,000)
                                                       ---------      ---------

NET CASH USED IN
  INVESTING ACTIVITIES                                    (5,463)       (67,631)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stockholder loan                           100,210         79,449
Repayments of stockholder loan                          (120,000)       (57,785)

Proceeds from the issuance of common stock                    --        100,000
                                                       ---------      ---------


                                                       UNIVERCELL HOLDINGS, INC.

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                         2001             2000
                                                       --------         --------

NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                 $(19,790)        $121,664
                                                       --------         --------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                   (5,571)          96,131


CASH AND CASH EQUIVALENTS - Beginning                    96,131               --
                                                       --------         --------

CASH AND CASH EQUIVALENTS - Ending                     $ 90,560         $ 96,131
                                                       ========         ========

Non cash investing and financing activities



On December 14, 2001, the Company acquired 100% of the outstanding capital stock of Univercell Global Phone Rentals, Inc. ("Univercell"). In connection with this acquisition, Univercell became a wholly-owned subsidiary and Univercell's directors and officers replaced all of the Company's directors and officers. The stockholders of Univercell were issued 33,000,000 of the Company's shares of Common Stock, ("Common Stock") in exchange for their shares, or 84.3% of the Company's total outstanding common shares. Accordingly, a change in control of the Company occurred in connection with the acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes. The acquisition of Hypermedia has been recorded based on the fair value of Hypermedia's net tangible  liabilities,  which  consist of $40,000  of current  liabilities.  The
reverse   acquisition   was  accounted  for  as  a   recapitalization   and  the
stockholders' equity was retroactively restated to January 1, 2000. The financial statements are those of Univercell prior to December 14, 2001.

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                                       UNIVERCELL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Description of Business

       The  Company  and  Nature of  Business

       UniverCell Holdings, Inc. (the "Company") was incorporated in California in August 1989 under the corporate name Hypermedia Communications, Inc. ("Hypermedia") and became a Florida Corporation through the filing of a certificate of domestication dated August 17, 2001. In connection with this filing, the Company also changed the par value of its common stock to $.0001 per share. Immediately prior to December 14, 2001, the Company was a public shell with no material assets or capital, and no operations or income.

       UniverCell Global Phone Rentals, Inc. ("UniverCell" or the "Company") was formed in March 1999 under the laws of the State of Illinois and commenced operations in January 2000. The Company is the successor entity to Isralink Communications, Inc, ("Isralink").

       On December 31, 1999, the Company issued 27,390,000 shares of its $0.001 Par value common stock to the sole stockholder of Isralink in exchange for Isralink's accounts receivable, cellular telephones, certain liabilities, and assigned a cellular service contract with an Israeli cellular service provider. This transaction was recorded as a transfer and exchange of entities under common control and accordingly there was no step up in basis of assets acquired or liabilities assumed by the Company.

       The net assets assigned to the Company on December 31, 1999 were as follows:

       Accounts receivable                                            $11,000
       Cellular equipment                                              15,500
       Accounts payable                                                (5,000)
                                                                      -------

              Net Assets Assigned                                     $21,500
                                                                      =======

       On December 14, 2001, the Company acquired 100% of the outstanding capital stock of UniverCell Global Phone Rentals, Inc. ("UniverCell"). In connection with this acquisition, UniverCell became a wholly-owned subsidiary and UniverCell's directors and officers replaced all of the Company's directors and officers. The stockholders of UniverCell were issued 33,000,000 of the Company's shares of Common Stock, ("Common Stock") in exchange for their shares, or 84.3% of the Company's total outstanding common shares. Accordingly, a change in control of the Company occurred in connection with the acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes. The acquisition of Hypermedia has been recorded based on the fair value of Hypermedia's net tangible liabilities, which consist of $40,000 of current liabilities. The reverse acquisition was accounted for as a recapitalization and the stockholders' equity was retroactively restated to January 1, 2000. The financial statements are those of UniverCell prior to December 14, 2001.

                                                       UNIVERCELL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       The Company focused on the international travel market and serves business, leisure and student travelers by providing international cellular telephone rentals. The Company provides these services to people traveling from the United States of America to any destination outside of the United States of America.

NOTE 2 - Summary of Significant Accounting Policies

       CASH AND CASH EQUIVALENTS

       For purposes of the consolidated statements of cash flows, the Company considers all short-term investments purchased with a remaining maturity of three months or less to be cash equivalents.

       At various times throughout the year the Company had cash deposits at a bank in excess of the maximum amounts insured by the FDIC.

       CONSOLIDATED FINANCIAL STATEMENTS

       The consolidated financial statements include the company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight line-basis. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized.

       ADVERTISING COSTS

       Advertising costs are expensed as incurred. Total advertising costs charged to expense for the years ended December 31, 2001 and 2000 were $72,555 and 60,081, respectively.

       USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                       UNIVERCELL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       EARNINGS PER SHARE

       The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of basic and diluted Earnings Per Share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The effect of the recapitalization on the Company has been given retroactive application in the earnings per share calculation. The 6,142,096 outstanding shares with respect to Hypermedia have been included since December 14, 2001, the date of the reverse acquisition. The Company does not have any outstanding common stock equivalents. Accordingly, basic and diluted earnings per share are identical.

       INCOME TAXES

       The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

       Since inception, Univercell, with the consent of its stockholders, elected to be taxed as an S-Corporation under the Internal Revenue Code and similar state statutes.

       As a result of the Reverse Acquisition Transaction, on December 14, 2001, the Company terminated its "S" Corporation tax status and became taxable as a "C" Corporation. If the Company were taxable as a "C" Corporation for all periods presented, proforma net income and proforma net income per share for the years ended December 31, 2001 and 2000 would have been approximately $52,000, or $.002 per share. The Company incurred a net operating loss in the current year which gave rise to a deferred tax asset. Management has determined that a valuation allowance was appropriate for the full amount of the deferred tax asset at December 31, 2001

       CONCENTRATION OF CREDIT RISK

       The Company extends credit to customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk, The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of the customers believes that its accounts receivable credit risk exposure is limited.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

                                                       UNIVERCELL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the use of a non-amortization approach for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized in earnings, but instead will be reviewed for impairment at least annually.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of."

       NEW ACCOUNTING PRONOUNCEMENTS, continued

       SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations.

       The Company does not expect that the implementation of these new statements will have a material effect on the consolidated financial statements.

       IMPAIRMENT OF LONG-LIVED ASSETS

       The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

       REVENUE RECOGNITION

       Revenues consist of charges to customers for rental charges and cellular airtime usage. Revenues are recognized as services are provided.

NOTE 3 - PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 2001 consists of the following:

                                                                     Estimated
                                                           2001     Useful Lives
                                                        --------    ------------
       Cellular Equipment                                $39,666      2 years
       Furniture and Fixtures                              1,812      7 years
       Equipment                                          12,116      5 years
                                                          ------

              Less:  accumulated depreciation             34,431
                                                          ------

                  Property and Equipment, Net            $19,163
                                                         =======

       Depreciation expense for the years ended December 31, 2001 and 2000 were $23,060 and $11,371, respectively.

                                                       UNIVERCELL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - RELATED PARTY TRANSACTIONS

       In February 2000, the Company entered into an agreement with a majority stockholder providing for an interest free line of credit up to $150,000 expiring February 2002. Amounts outstanding under the agreement at December 31, 2001 was $1,874.

NOTE 5 - STANDBY LETTER OF CREDIT

       In February 2000, the Company entered into an agreement with a bank to issue a Standby Letter of Credit for $35,000 to a major vendor providing for payment in the event the Company defaults on future payments. A restricted Certificate of Deposit held by the bank secures the letter of credit agreement, which originally expired in February 2002. In February 2002 the letter of credit agreement was amended to provide for an expiration date of August 2002 and a reduction in the Standby Letter of Credit to $10,000.

       In connection with the issuance of the Standby Letter of Credit the Company amended an existing agreement with the major vendor, dated August 1998, providing for continued airtime network availability. The agreement further provides that in the event the Company remains an active subscriber, the Company shall pay to such vendor a fixed amount as defined in the agreement. The agreement expired August 2001 and, to date, the Company has remained an active subscriber as defined in the agreement. The Company has continued to acquire airtime from the vendor on a month-to-month basis.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

       OPERATING LEASES

       The Company leases office facilities on a month-to-month basis. Total rent expense for the years ended December 31, 2001 and 2000 was $14,681 and $6,850, respectively.


NOTE 7 - Concentration of Business Risk

       The Company acquired cellular airtime from two foreign vendors for the years ended December 31, 2001 and 2000. In August 2001, the Company's agreement with one of these vendors expired. However, the Company has continued to acquire airtime from the vendor on a month-to-month basis. In the event the Company is unable to acquire airtime on favorable terms the result could have a significant impact on the Company's operations and operating profits.

NOTE 8 - PAYROLL TAXES

       The Company has not filed payroll tax returns from January 1, 2001 through December 31, 2001. As of December 31, 2001, the past due amounts have been included in accrued expenses totaling approximately $13,000 and consist of payroll taxes owed and estimated penalties and interest.

NOTE 9 - Subsequent Events

       STOCK ISSUANCE

       During March 2002, the Company issued 925,000 shares of its Common Stock to various consultants as payment for services rendered in the amount of $231,250 for consulting and professional fees. Included in this issuance were 75,000 shares issued to a relative of an officer.

       PRIVATE PLACEMENT

       In March 2002, the Company entered into an agreement with a Placement Agent. The Placement Agent was engaged as the non-exclusive placement agent in connection with a proposed offering for a private placement of Convertible Debentures (the "Debentures"). The Company offered for sale to investors through the Placement Agent a minimum of $500,000 and a maximum of $1,000,000 of the Company's Debentures at various face amounts. Pursuant to the terms of the agreement, the purchases and sales of the Debentures occur at one or more closings, the first of which occurs when buyers have deposited with the escrow agent a minimum of $250,000. On March 29, 2002, gross proceeds of $315,000 were raised and released from escrow to the Company. These convertible Debentures bear interest at the rate of 6% per annum, and mature on March 29, 2004, unless converted into Common Stock of the Company at the holder's option. The conversion rate will be based on the lesser of (i) 200% of the closing bid price per share of the Company's Common Stock on the closing date and (ii) 70% of the lowest closing bid price per share of the Company's Common Stock for the twenty (20) trading days immediately preceding the date of conversion.

       At each closing, the Placement Agent is to receive cash compensation equal to thirteen percent (13%) of the gross proceed, of the Debentures. Furthermore, the Company is required to issue warrants to persons that the placement agent shall designate to purchase the Company's Common Stock on the following basis: For every $1,000 of Debentures sold by the Company, the Company is they are required to issue warrants to purchase 2,000 shares of the Company's Common Stock. The warrants which have a term of two years from issuance date and have an exercise price that is equal to 105% multiplied by the lower of (i) 200% of the closing bid price per share on the closing date and (ii) 70% of the lowest closing bid price per share of the Company is Common Stock for the twenty (20) trading days immediately preceding the date of conversion.

                                                       UNIVERCELL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS, continued

       In connection with the private placement the Company entered into a registration rights agreement that requires them to register for resale all securities issued pursuant to the private placement.

       The Company also entered into an escrow agreement with a Financial Institution to serve as an escrow agent in connection with the terms of the private placement offering. There can be no assurances that the private placement offering will be successful.