Form 10QSB
period 2002-03-31
UNIVERCELL HOLDINGS INC
filed 2002-05-16
CIK 894680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002.

                  OR

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _________________

                        Commission File Number 001-11624

                            UNIVERCELL HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

--------------------------------------------------------------------------------
            FLORIDA                                      11-3331350
--------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)
--------------------------------------------------------------------------------

                                1 RANDALL AVENUE
                            BALTIMORE, MARYLAND 21208
                    (Address of Principal Executive Offices)

                                 (800) 765-2355
                           (Issuer's Telephone Number)

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

Yes [X] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: AS OF MAY 9, 2002, THERE WERE 40,067,096 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $0.0001, ISSUED AND OUTSTANDING.

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION..............................................F-1


   ITEM 1     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....................F-1

      CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002..............F-1
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-- THREE MONTHS ENDED
        MARCH 31, 2002 AND MARCH 31, 2001....................................F-3
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-- THREE MONTHS ENDED
        MARCH 31, 2002 AND MARCH 31, 2001....................................F-4
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................F-5


   ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........1


PART II       OTHER INFORMATION................................................7


   ITEM2      CHANGES IN SECURITIES AND USE OF PROCEEDS........................7


   ITEM 4     OTHER............................................................8


   ITEM 5     EXHIBITS AND REPORTS ON FORM 8-K................................10

SIGNATURES....................................................................11

PART I -- FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS.


         Our condensed consolidated Financial Statements required to be reported in this Report appear on the following pages. The accompanying notes are an integral part of these condensed consolidated Financial Statements.

                                                                                                  UNIVERCELL HOLDINGS, INC.
                                                                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                                                (UNAUDITED)
                                                                                                             March 31, 2002
----------------------------------------------------------------------------------------------------------------------------

                                                          ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                               $333,219
     Restricted cash balances                                                                  10,000
     Accounts receivable, less allowance for doubtful accounts
          of $35,000                                                                          291,853
     Other current assets                                                                      43,888
                                                                                             --------

                                                             Total Current Assets                                 $678,960
                                                                                                             -------------

PROPERTY AND EQUIPMENT, NET                                                                                         13,363

OTHER ASSETS
     Security deposit                                                                           1,449
     Deferred financing costs                                                                  40,950
                                                                                             --------

                                                               Total Other Assets                                   42,399
                                                                                                            --------------

                                                                     TOTAL ASSETS                                 $734,722
                                                                                                                  ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                          UNIVERCELL HOLDINGS, INC.
                                                               CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                        (UNAUDITED)
                                                                                     March 31, 2002
---------------------------------------------------------------------------------------------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                      $225,278
                                                                                           --------

CONVERTIBLE DEBENTURES, NET                                                                 198,000
                                                                                           --------

     TOTAL LIABILITIES                                                                      423,278
                                                                                           --------

COMMITMENTS

STOCKHOLDERS' EQUITY

Common stock, par value $0.0001; 50,000,000 shares authorized;
40,067,096 shares issued and outstanding                                4,007
Additional paid in capital                                            724,743

Accumulated Deficit                                                 (417,306)
                                                                    ---------


     TOTAL STOCKHOLDERS' EQUITY                                                             311,444
                                                                               ---------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $734,722
                                                                                           ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                  UNIVERCELL HOLDINGS, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                (UNAUDITED)
                               For the Three Months Ended March 31, 2002 and March 31, 2001
-------------------------------------------------------------------------------------------

                                                      2002                    2001
                                               ------------------     ---------------------

NET SALES                                                $101,867                  $151,955


COST OF SALES                                              67,410                    83,989
                                               ------------------     ---------------------


         GROSS PROFIT                                      34,457                    67,966


OPERATING EXPENSES                                         94,698                    97,983
                                               ------------------     ---------------------


        OPERATING LOSS                                    (60,241)                  (30,017)
                                               ------------------     ---------------------

INTEREST (EXPENSE) INCOME                                (298,701)                    1,111
                                               ------------------     ---------------------

        NET LOSS                                        $(358,942)                 $(28,906)
                                                        =========                  ========

NET LOSS PER SHARE
  Weighted average shares outstanding                  39,399,040                33,000,000
                                               ==================     =====================

  Net loss per share, basic and diluted                   $(0.009)                  $(0.001)
                                                          ========                  ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                                              UNIVERCELL HOLDINGS, INC.
                                                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                            (UNAUDITED)
                                                            For the Three Months Ended March 31, 2002 and March 31,2001
------------------------------------------------------------------------------------------------------------------------

                                                                                     2002                  2001
                                                                             --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                              $(358,942)             $(28,906)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
  Depreciation and amortization                                                             5,800                 5,800
  Interest Expense - Beneficial conversion feature                                        299,000                    --
  Changes in operating assets and liabilities:
  Accounts receivable                                                                      24,026                56,085
  Other current assets                                                                    (43,049)               (3,352)
  Security deposit                                                                             --                  (351)
  Accounts payable and accrued expenses                                                    18,648                 6,713
                                                                                           ------                 -----

        TOTAL ADJUSTMENTS                                                                 304,425                64,895
                                                                             --------------------- ---------------------

        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                                                          (54,517)               35,989
                                                                             --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                          --                  (633)
  Redemption  of certificate of deposit                                                    25,000                    --
                                                                             --------------------- ---------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                                                           25,000                  (633)
                                                                             --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of stockholder loan                                                           (1,874)              (20,000)
  Proceeds from the sale of Debenture securities, net of financing costs                  274,050                    --
                                                                               ------------------- ---------------------

NET CASH  PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                                    272,176               (20,000)
                                                                             --------------------- ---------------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                                    242,659                15,356
                                                                             --------------------- ---------------------

CASH AND CASH EQUIVALENTS - BEGINNING                                                      90,560                96,131
                                                                             --------------------- ---------------------

CASH AND CASH EQUIVALENTS - ENDING                                                       $333,219              $111,487
                                                                                         ========              ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNIVERCELL HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of UniverCell Holdings, Inc. (the "Company") as of March 31, 2002, the related condensed consolidated statements of operations, and cash flows for the three months ended March 31, 2002 and March 31, 2001 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Commission.

THE COMPANY AND NATURE OF BUSINESS

UniverCell Holdings, Inc. (the "Company") was incorporated in California in August 1989 under the corporate name Hypermedia Communications, Inc. ("Hypermedia") and became a Florida Corporation through the filing of a certificate of domestication dated August 17, 2001. In connection with this filing, the Company also changed the par value of its common stock to $0.0001 per share. Immediately prior to December 14, 2001, the Company was a public shell with no material assets or capital, and no operations or income.

UniverCell Global Phone Rentals, Inc. ("UniverCell") was formed in March 1999 under the laws of the State of Illinois and commenced operations in January 2000. The Company is the successor entity to Isralink Communications, Inc. ("Isralink").

On December 31, 1999, Univercell issued 27,390,000 shares of its common stock to the sole stockholder of Isralink in exchange for Isralink's accounts receivable, cellular telephones, certain liabilities, and assigned a cellular service contract with an Israeli cellular service provider. This transaction was recorded as a transfer and exchange of entities under common control and accordingly there was no step up in basis of assets acquired or liabilities assumed by Univercell.

The net assets assigned to Univercell on December 31, 1999 were as follows:

         Accounts receivable                    $11,000
         Cellular equipment                      15,500
         Accounts payable                        (5,000)
                                                -------
                Net Assets Assigned             $21,500
                                                =======

On December 14, 2001, the Company acquired 100% of the outstanding capital stock of UniverCell. In connection with this acquisition, UniverCell became a wholly-owned subsidiary and UniverCell's directors and officers replaced all of the Company's directors and officers. The stockholders of UniverCell were issued 33,000,000 of the Company's shares of Common Stock, ("Common Stock") in exchange for their shares, or 84.3% of the Company's total outstanding common shares. Accordingly, a change in control of the Company occurred in connection with the acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes. The acquisition of Hypermedia has been recorded based on the fair value of Hypermedia's net tangible liabilities, which consist of $40,000 of current liabilities. The reverse acquisition was accounted for as a recapitalization and the stockholders' equity was retroactively restated to January 1, 2000. The financial statements are those of UniverCell prior to December 14, 2001.

The Company is focused on the international travel market and serves business, leisure and student travelers by providing international cellular telephone rentals. The Company provides these services to people traveling from the United States of America to certain destinations outside of the United States of America.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the Company and its wholly owned subsidiary, UniverCell. All significant intercompany transactions and balances have been eliminated in consolidation.

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

EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of basic and diluted Earnings Per Share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The effect of the recapitalization on the Company has been given retroactive application in the earnings per share calculation. The 6,142,096 outstanding shares with respect to Hypermedia have been included since December 14, 2001, the date of the reverse acquisition. The Company's outstanding warrants are antidilutive and are not reflected in diluted earnings per share. Accordingly, basic and diluted earnings per share are identical.

INCOME TAXES

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset in the amount of approximately $90,000 as of March 31, 2002 and due to recurring losses has recorded a valuation allowance of the whole amount.

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

The Company implemented these standards effective January 1, 2002 and they did not have a material effect on the consolidated financial statements.

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

In connection with the issuance of the Standby Letter of Credit the Company amended an existing agreement with the major vendor, dated August 1998, providing for continued airtime network availability. The agreement further provides that in the event the Company remains an active subscriber, the Company shall pay to such vendor a fixed amount as defined in the agreement. The agreement expires August 2002.

CONCENTRATION OF BUSINESS RISK

The Company acquired cellular airtime from two foreign vendors for the three months ended March 31, 2002 and 2001. In the event the Company is unable to acquire airtime on favorable terms the result could have a significant impact on the Company's operations and operating profits.

PAYROLL TAXES

The Company has not filed payroll tax returns from January 1, 2001 through December 31, 2001. As of March 31, 2002, the past due amounts have been included in accrued expenses totaling approximately $13,000 and consist of payroll taxes owed and estimated penalties and interest.

STOCK ISSUANCE

During March 2002, the Company issued 925,000 shares of its Common Stock to various consultants as payment for services rendered in 2001 in the amount of $231,250 for consulting and professional fees. Included in this issuance were 75,000 shares issued to a relative of an officer.

CONVERTIBLE DEBENTURES

In March 2002, the Company entered into an agreement with a Placement Agent. The Placement Agent was engaged as the non-exclusive placement agent in connection with a proposed offering for a private placement of Convertible Debentures (the "Debentures"). The Company offered for sale to investors through the Placement Agent a minimum of $500,000 and a maximum of $1,000,000 of the Company's Debentures at various face amounts. Pursuant to the terms of the agreement, the purchases and sales of the Debentures occur at one or more closings, the first of which occurs when buyers have deposited with the escrow agent a minimum of $250,000. On March 27, 2002, gross proceeds of $315,000 were raised and released from escrow to the Company. These convertible Debentures bear interest at the rate of 6% per annum, and mature in March 27, 2004, unless converted into Common Stock of the Company at the holder's option. If not previously converted by the holder, the Debentures will be automatically converted upon maturity. The conversion rate will be based on the lesser of (i) 200% of the closing bid price per share of the Company's Common Stock on the closing date and (ii) 70% of the lowest closing bid price per share of the Company's Common Stock for the twenty
(20) trading days immediately preceding the date of conversion.

At each closing, the Placement Agent is to receive cash compensation equal to thirteen percent (13%) of the gross proceed, of the Debentures. Furthermore, the Company is required to issue warrants to persons that the placement agent shall designate to purchase the Company's Common Stock on the following basis: For every $1,000 of Debentures sold by the Company, the Company is required to issue warrants to purchase 2,000 shares of the Company's Common Stock. During the three months ended March 31, 2002, this resulted in the issuance of 630,000 warrants. The warrants have a term of two years from issuance date and have an exercise price that is equal to 105% multiplied by the lower of (i) 200% of the closing bid price per share on the closing date and (ii) 70% of the lowest closing bid price per share of the Company is Common Stock for the twenty (20) trading days immediately preceding the date of conversion.

In connection with the private placement the Company entered into a registration rights agreement that requires it to register for resale all securities issued pursuant to the private placement (both the Debentures and the warrants).

The fair value of the warrants (calculated using the Black Scholes Option-Pricing model) and the Debentures were recorded based on their relative fair values in accordance with Emerging Issues Task Force Nos. 98-5 and 00-27.

       Face value of Debentures                        $  315,000
       Less:  Relative fair value of warrants            (117,000)
                                                       ----------

             Relative fair value of Debentures           $198,000
                                                       ==========

Accordingly, the Company recorded a $299,000 charge to interest expense to reflect the beneficial conversion feature of the Debentures. The warrants are recorded as a deferred debt discount and accrete to interest expense over the two year life of the warrants.

On April 30, 2002 and May 7, 2002, the Company issued additional debentures pursuant to the private placement resulting in net proceeds of approximately $250,000 and $43,500, respectively, and the issuance of 570,000 and 100,000 warrants to the Placement Agent, respectively.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         UniverCell Holdings, Inc. (the "Company") is a holding company, which currently has one operating subsidiary, UniverCell Global Phone Rentals, Inc. ("UniverCell"). References to "us," "our" and "we" in this Report refer to the consolidated business of the Company and UniverCell, unless the context clearly indicates otherwise.

         This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Our Annual Report on Form SEC 10-KSB filed with the SEC on April 16, 2002 (the "Annual Report") contains a discussion of certain of the risks and uncertainties that affect our business. We refer you to the "Risk Factors" on pages 15 through 28 of the Annual Report for a discussion of certain risks, including, among others, risks relating to our business as a mobile telephone rental company targeting U.S. travelers abroad, our lack of a significant operating record and the fact that we have had operating losses, our risks relating to seasonality, our dependence on key suppliers of air time and equipment, our limited managerial resources, our commercialization of our current and future products and applications and risks relating to our common stock and its market value.

         The following discussion should be read in conjunction with the condensed consolidated Financial Statements for the quarter ended March 31, 2002 and the Notes thereto and our Annual Report.

         We have been operating our business only since 2000. In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Furthermore, our limited operating history provides only a limited basis for our business, strategy, management and products to be evaluated. Our business and market is also novel, and we cannot be certain that we will succeed in gaining market acceptance of our products in the marketplace, that we will be able to operate our business profitably, or that, if attained, profitability will be maintained. Accordingly, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

OVERVIEW

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         NET SALES

         Net sales for the three months ended March 31, 2002 were approximately $102,000, a decrease of approximately $50,000, or 33%, from net sales of approximately $152,000 for the three months ended March 31, 2001. This decrease was primarily due to a decrease in the number of our customers who rented cell phones in the first quarter of 2002 compared to the first quarter of 2001. We attribute this decrease to fewer people traveling from the U.S. abroad due to security concerns arising from the terrorist attacks of September 11, 2001 and also due to the economic downturn in the U.S.

         COST OF SALES

         Cost of sales for the three months ended March 31, 2002 was approximately $67,000, a decrease of approximately $17,000, or 20%, from approximately $84,000 for the three months ended March 31, 2001. This decrease in costs of sales was primarily due to the decreased volume of air time that we resold to our customers.

         GROSS PROFIT

         Gross profit for the three months ended March 31, 2002 was approximately $34,000, a decrease of approximately $34,000, or 50%, from approximately $68,000 of gross profit the three months ended March 31, 2001. This decrease is largely the result of the fewer sales experienced during the first quarter of 2002 as compared to the first quarter of 2001. The Company believes that the amount of gross profit is sufficiently small that the decrease in percentage is not indicative of any particular trend.

         OPERATING EXPENSES

         Operating expenses for the three months ended March 31, 2002 were approximately $95,000, a decrease of approximately $3,000, or 3%, over operating expenses of approximately $98,000 during the three months ended March 31, 2001. The largest components of our operating expenses in the first quarter of 2002 were fees paid to our professional advisors, advertising costs, costs of independent sales representatives, automobile lease expenses and office rent. The professional fees we incurred consisted principally of legal fees (approximately $21,000) and accounting fees (approximately $11,000). During the first quarter of 2001, we did not incur any comparable expenses, as we did not engage professional advisors for similar services during that period. The Company incurred legal and accounting costs in the first quarter of 2002 in order to comply with SEC reporting requirements and other complexities resulting from the Company's transition from a private company to a public company (which occurred by virtue of the exchange transaction in December 2001). The advent of these professional fees was offset by a decrease in our advertising costs during the first quarter of 2002.

         Advertising costs for the three months ended March 31, 2002 were approximately $4,000, as compared with advertising costs incurred during the three months ended March 31, 2001 of approximately $31,000. This decrease in advertising expenditures should not be construed as any particular trend. Rather, the decrease was due to the transitioning of our advertising program from niche-oriented publications to broader-interest, national publications relevant to our target markets. In furtherance of our current advertising program, we published advertisements in the May 2002 issues of CONDE NAST TRAVELER and TRAVEL AND LEISURE magazines. We expect that our advertising expenses will increase in the future, as we intend to expand our advertising efforts to attract more customers. Our ability to fund advertising costs will depend on our operating revenues and capital raised from other sources.

         OTHER EXPENSES

         During the first quarter of 2002, we incurred an interest expense of $299,000 in connection with the beneficial conversion of the warrants issued to our placement agent in connection with our private placement offering of convertible debentures. This interest expense results from the accounting treatment of warrants issued to our placement agent as part of its compensation for effecting the sale of $315,000 in principal amount of convertible debentures sold in our private placement offering during the first quarter of 2002. The fair value of the warrants (calculated using the Black Scholes Option-Pricing model) and the debentures were recorded based on their relative fair values in accordance with Emerging Issues Task Force Nos. 98-5 and 00-27.

       Face value of Debentures                       $315,000
       Less:  Relative fair value of warrants         (117,000)
                                                      --------
       Relative fair value of Debentures              $198,000
                                                      ========

Accordingly, the Company recorded a $299,000 charge to interest expense to reflect the beneficial conversion feature of the warrants. The warrants are recorded as a deferred debt discount and accrete to interest expense over the two year life of the debentures. Similarly, the cash component of the compensation paid to our placement agent in connection with the sales of these debentures (approximately $41,000) will be amortized as interest expense over the two year life of the debentures. No interest expense was reported in connection with this cash fee because it was paid on March 27, 2002, and thus the amount of deemed interest expense resulting from the amortization of this fee during the first quarter of 2002 was nominal. There were no comparable expenses recorded for the three months ended March 31, 2001 because the Company did not engage in any comparable transactions during that period.

         INCOME TAXES

         We recorded no provision for foreign, federal or state income taxes for either the first fiscal quarter of 2002 or the first fiscal quarter of 2001. The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset in the amount of approximately $90,000 as of March 31, 2002 and due to recurring losses has recorded a valuation allowance of the whole amount.

         LIQUIDITY AND CAPITAL RESOURCES

         Since inception through March 31, 2002, we have operated with a cumulative loss of approximately $417,000 and we may continue to incur operating losses in the future, dependent upon the degree of commercial acceptance of our services. To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and our operating income. Since our inception through March 31, 2002, we have received aggregate gross proceeds from the sale of equity securities of $415,000, a capital contribution in connection with the Isralink transaction valued at $21,500,(1) and an interest-free line of credit from our principal


--------
(1) UniverCell was organized as an Illinois corporation on March 22, 1999, and is the successor to Isralink Communications, Inc. ("Isralink"), an Illinois corporation, which was founded by UniverCell's founder, Sean Fulda, and of which Mr. Fulda was also the sole stockholder. Isralink provided mobile phone rental services to U.S. travelers to Israel. Mr. Fulda endeavored to expand the overseas mobile phone rental business geographically beyond Israel, and opted to use UniverCell as the vehicle for doing so. On December 31, 1999, UniverCell issued shares of its common stock to Sean Fulda, the sole stockholder of Isralink, in exchange for Isralink's transfer to UniverCell of Isralink's accounts receivable, cellular telephones and certain liabilities. UniverCell also assumed Isralink's cellular service contract with an Israeli cellular service provider. The shares issued to Mr. Fulda in that transaction were exchanged for 27,390,000 shares at the Company's common stock in the exchange transaction stockholder in the amount of $150,000. The line of credit was paid in full during the first quarter of 2002 and has now expired.

         During the first quarter of 2002, we raised gross proceeds of $315,000 (approximately $274,000 net of commissions to our placement agent), from the sale on March 27, 2002 of debentures convertible into shares of the Company's common stock.(2) The debentures are convertible at the lesser of (i) 200% of the closing bid price per share of the Company's common stock on the date of sale of the debentures, and (ii) 70% of the lowest closing bid price per share of our common stock for the 20 trading days immediately preceding the date of conversion. If the debentures are not converted by their second anniversary by the debenture holders, then they will be automatically converted into shares of common stock, on the basis of the foregoing formula. The debentures bear interest at the rate of 6% per annum. The debentures were purchased by individual purchasers, none of whom was an affiliate of the Company.

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

         Our plan is to grow during 2002 through a combination of strategic acquisitions of U.S.-based international mobile phone rental companies, comparably sized or smaller, and through increases in net sales by expanded marketing and advertising. We also are negotiating agreements with marketing partners who will provide us with lead referrals and other access to customers in exchange for a share of revenues.

         As of December 31, 2001, the Company's cash on hand was approximately $91,000, whereas we had cash on hand of approximately $333,000 as of March 31, 2002. This increase in cash on hand was largely due to the proceeds of the first closing under the private placement sale of convertible debentures which we made on March 27, 2002. Additionally, we had restricted cash balances of $35,000 as of December 31, 2001 in connection with a standby letter of credit which we caused a bank to issue to a vendor, but in February 2002, that letter of credit was reduced to $10,000, with the vendor's consent, and $25,000 was returned to us by the issuing bank.

         For the three months ended March 31, 2002 the net cash used in our operating activities was approximately $55,000, a decrease of approximately $91,000, or 253%, from $36,000 of net cash provided by operating activities for the three months ended March 31, 2001. This decrease is largely the result of greater net losses during the first quarter of 2002 (approximately $359,000) as compared to the first quarter of 2001 (approximately $29,000), the interest expense recorded in connection with the beneficial conversion of the warrants we issued to our placement agent in March 2002 ($299,000), a decrease in accounts receivable during the first quarter of 2002 (approximately $24,000) as compared to the first quarter of 2001 (approximately $56,000), an increase in accounts payable and accrued expenses during the first quarter of 2002 (approximately $18,000) as compared to the first quarter of 2001 (approximately $7,000) and fewer current assets during the first quarter of 2002 (approximately $43,000) as compared to the first quarter of 2001 (approximately $3,000).

----------
which we completed in December 2001. This transaction was recorded as a transfer and exchange of entities under common control, and accordingly there was no step-up in basis of assets acquired or liabilities assumed by the Company. Isralink then ceased operations and was dissolved.

(2) Subsequent to March 31, 2002, we raised additional gross proceeds of $335,000 (approximately $291,000 net of commissions to our placement agent) from the sale of an additional $335,000 principal amount of debentures with the same terms as those sold on March 27, 2002 in subsequent closings under the same private placement offering. See Item 2 and Item 5 of Part II of this Report for further details regarding these sales.

         During the remainder of 2002, the Company plans to significantly increase the scale of its rental activity (as compared to prior periods) and also to acquire additional businesses. These activities could result in our consuming cash at a greater rate than that at which we have previously done so.

         CAPITAL TRANSACTIONS

         During 2001, we engaged certain consultants and professional advisors to assist us in the preparation of our business plan. In March 2002, we issued 925,000 shares of our common stock to pay certain consulting and other fees incurred in this connection, which were valued at $231,250, in the aggregate. The shares issued were valued at $0.25 per share.

         Additionally, in March 2002 we sold $315,000 principal amount of convertible debentures, convertible into shares of the Company's common stock.(3) The debentures are convertible at the lesser of (i) 200% of the closing bid price per share of the Company's common stock on the date of sale of the debentures, and (ii) 70% of the lowest closing bid price per share of our common stock for the 20 trading days immediately preceding the date of conversion. If the debentures are not converted by their second anniversary by the debenture holders, then they will be automatically converted into shares of common stock, on the basis of the foregoing formula. The debentures bear interest at the rate of 6% per annum. The Company also entered into a registration rights agreement which requires the Company to register for resale all securities issuable upon conversion of the debentures. The debentures were purchased by individual purchasers, none of which were affiliates of the Company.

         In connection with the sale of these convertible debentures, we paid commissions in cash to our placement agent of 13% of the principal amount of debentures sold ($40,950). We also issued warrants to purchase up to 630,000 shares of the Company's common stock. The warrants are to have a term of two years from issuance date and have an exercise price that is equal to 105% multiplied by the lower of (i) 200% of the closing bid price per share on the closing date and (ii) 70% of the lowest closing bid price per share of the Company is common stock for the twenty (20) trading days immediately preceding the date of conversion. The Company also entered into a registration rights agreement which requires the Company to register for resale all securities issuable upon exercise of the warrants.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life will no longer be amortized; instead, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the first quarter in the fiscal year ended December 2002. The adoption of this new accounting standard did not have a material impact on our financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment

----------
(3) Subsequent to March 31, 2002, we raised additional gross proceeds of $335,000 (approximately $291,000 net of commissions to our placement agent) from the sale of an additional $335,000 principal amount of debentures with the same terms as those sold on March 27, 2002 in subsequent closings under the same private placement offering. See Item 2 and Item 5 of Part II of this Report for further details regarding these sales.

loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The adoption of this new accounting standard did not have a material impact on the financial statements.

PART II  OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On March 6, 2002, we issued a total of 925,000 shares of common stock to certain consultants and professional advisors who had provided us with services in connection with the preparation of a business plan and the provision of certain other services. These services were performed between October 1, 2001 and December 31, 2001. The total value of these services was $231,250, and the shares were issued at a price of $.25 per share. We issued and sold our securities to these consultants in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D thereunder. Each of the securityholders agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Each securityholder also represented its intention to acquire the securities for investment only, and not with a view to the distribution thereof. We affixed appropriate legends to the stock certificates issued in such transactions. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each securityholders was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

         Beginning in March, 2002, the Company commenced a private placement offering of convertible debentures due 2004. The Company sought to sell a minimum principal amount of $500,000 of these debentures and a maximum principal amount of $1,000,000. The debentures were offered under a securities purchase agreement, pursuant to which the purchases and sales of the debentures occur at one or more closings, the first of which occurs when buyers have deposited with the escrow agent a minimum of $250,000.

         The convertible debentures bear interest at the rate of 6% per annum, and mature on the second anniversary of the closing date, unless converted into common stock of the Company at the holder's option. The conversion rate will be based on the lesser of (i) 200% of the closing bid price per share of the Company's common stock on the closing date, and (ii) 70% of the lowest closing bid price per share of the Company's common stock for the twenty (20) trading days immediately preceding the date of conversion.

         In connection with the sale of the convertible debentures pursuant to this private placement, the Company entered into a registration rights agreement that requires the Company to register for resale all securities issued upon conversion of the convertible debentures.

         On March 27, 2002, gross proceeds of $315,000 were raised and released from escrow to the Company. The purchasers of debentures at this closing are as follows:

NAME OF PURCHASER                   PRINCIPAL AMOUNT
----------------------------------------------------

Scott J. and Robin L. Hughes                $20,000
Ronald S. Sheldon Living Trust              $25,000
Stephen Vedo                                $50,000
Crusoe Capital                              $20,000
Paul Dowden                                $100,000
Michael A. Siese                           $100,000

TOTAL 3/27/02 CLOSING:                     $315,000

         The Company issued these securities under the exemptions from registration provided by 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Each purchaser represented in writing that it was an accredited investor and that it acquired the securities for its own account.

         The Company utilized the services of Hornblower & Weeks, Inc. as its placement agent for this private placement offering of convertible debentures. Pursuant to our agreement with the placement agent, at each closing, we are to pay Hornblower & Weeks cash compensation equal to thirteen percent (13%) of the gross proceeds from sale of the debentures. Furthermore, we are required to issue warrants to persons that the placement agent shall designate to purchase the Company's common stock on the following basis: for every $1,000 of debentures sold by the Company, the Company is required to issue warrants to purchase 2,000 shares of the Company's common stock. The warrants are to have a term of two years from issuance date and have an exercise price that is equal to 105% multiplied by the lower of (i) 200% of the closing bid price per share on the closing date and (ii) 70% of the lowest closing bid price per share of the Company is common stock for the twenty (20) trading days immediately preceding the date of conversion. The Company also entered into a registration rights agreement which requires the Company to register for resale all securities issuable upon exercise of the warrants.

ITEM 4   OTHER

SUBSEQUENT SALES OF CONVERTIBLE DEBENTURES UNDER PRIVATE PLACEMENT OFFERING

         The Company's private placement offering of convertible debentures, which began in March 2002, continued after the end of the first quarter of 2002. In addition to the $315,000 principal amount of debentures issued on March 27, 2002, the Company had two more closings under this private placement.

         On April 30, 2002, the Company sold convertible debentures in the aggregate principal amount of $285,000. The purchasers of debentures at this closing are as follows:

NAME OF PURCHASER                   PRINCIPAL AMOUNT
----------------------------------------------------

Clifton H. Kees and Jane I. Kees
         Trustees for Kees Family
         Living Trust                       $30,000
Peter Card                                  $20,000
George E. Anderson                          $10,000
Neil Jones                                  $20,000
Robert  Duch                                $20,000
Daniel Grillo                               $50,000
Lance Adams                                 $20,000
Bonney Goldstein Irrevocable Trust          $15,000
Terry L. and Carol S. Conner                $25,000
Charles Xue                                 $50,000
Joseph L. Maggini                           $25,000

TOTAL 4/30/02 CLOSING:                     $285,000

         On May 7, 2002, the Company sold convertible debentures in the aggregate principal amount of $50,000. The purchasers of debentures at this closing are as follows:

NAME OF PURCHASER                        PRINCIPAL AMOUNT
---------------------------------------------------------

J. Michael Moyer                             $25,000
Troy Otillio and Jennifer Otillio
         Ttees for the Troy and Jennifer
         Otillio Living Revocable Trust
         Dtd:  11/5/96                       $25,000

TOTAL 5/7/02 CLOSING:                        $50,000

         As with the convertible debentures issued by the Company on March 27, 2002 at the first closing, the convertible debentures issued by the Company at the closings on April 30, 2002 and on May 7, 2002 bear interest at the rate of 6% per annum, and mature on the second anniversary of the respective closing date, unless converted into common stock of the Company at the holder's option. The conversion rate will be based on the lesser of (i) 200% of the closing bid price per share of the Company's common stock on the closing date, and (ii) 70% of the lowest closing bid price per share of the Company's common stock for the twenty (20) trading days immediately preceding the date of conversion.

         As with the convertible debentures issued by the Company on March 27, 2002 at the first closing, the shares of common stock issuable upon conversion of the convertible debentures issued by the Company at the closings on April 30, 2002 and on May 7, 2002 are subject to a registration rights agreement that requires the Company to register for resale all securities issued pursuant to the private placement.

         As with the convertible debentures issued by the Company on March 27, 2002 at the first closing, the convertible debentures issued by the Company at the closings on April 30, 2002 and on May 7, 2002 were issued and sold under the exemptions from registration provided by 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Each purchaser represented in writing that it was an accredited investor and that it acquired the securities for its own account.

         After the closing on May 7, 2002, the Company terminated this private placement offering of convertible debentures. Hence, the aggregate gross proceeds to the Company from the sale of convertible debentures under this private placement offering are $650,000.

         The Company's placement agent agreement with Hornblower & Weeks, Inc. required the Company to pay the placement agent cash compensation equal to thirteen percent (13%) of the gross proceeds from sale of the convertible debentures. Accordingly, we paid Hornblower & Weeks a total of $84,500 in connection with its services as placement agent for this private placement offering.

         Additionally, we were required to issue to persons that the placement agent designated warrants to purchase the Company's common stock on the following basis: for every $1,000 of debentures sold by the Company, the Company was required to issue warrants to purchase 2,000 shares of the Company's common stock. Accordingly we issued warrants to purchase a total of 1,300,000 shares of common stock to the following persons designated by Hornblower & Weeks:

WARRANT HOLDER             NUMBER OF WARRANT SHARES

Jason Goldstein                      785,000
Edward Sosa                          177,500
Tony Cedor                            12,500
Hornblower and Weeks, Inc.           325,000

TOTAL:                             1,300,000

         The issuance date of the warrants is the same date as the closing date of the convertible debentures which gave rise to the Company's obligation to issue the warrants. Accordingly, 630,000 warrants were issued as of March 27, 2002, 570,000 warrants were issued as of April 30, 2002 and

100,000 warrants were issued as of May 7, 2002. The warrants have a term of two years from their issuance date and have an exercise price that is equal to 105% multiplied by the lower of (i) 200% of the closing bid price per share on the closing date and (ii) 70% of the lowest closing bid price per share of the Company is common stock for the twenty (20) trading days immediately preceding the date of conversion. The Company also entered into a registration rights agreement which requires the Company to register for resale all securities issuable upon exercise of the warrants.

         The Company issued these securities under the exemptions from registration provided by 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Each purchaser represented in writing that it was an accredited investor and that it acquired the securities for its own account.

ITEM 5   EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Report:

(a)      Exhibit 99.1        Form of Securities Purchase Agreement (including
                               Form of Convertible Debenture and
                               Form of Registration Rights Agreement)

         Exhibit 99.2        Form of Warrant (including Form of Registration
                               Rights Agreement)

(b)    Reports on Form 8-K

On January 10, 2002, we filed a Report on Form SEC 8-K/A regarding a change in our independent accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            UNIVERCELL HOLDINGS, INC.




Date:  May 16, 2002            By: /s/ SEAN Y. FULDA
                                   --------------------------------------------
                                     Sean Y. Fulda
                                     Chief Executive Officer and President
                                     Chairman of the Board of Directors