Form 10QSB/A
period 2002-03-31
UNIVERCELL HOLDINGS INC
filed 2002-05-24
CIK 894680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

REASON FOR FILING AMENDMENT OF QUARTERLY REPORT: This Quarterly Report on Form 10-QSB/A is being filed to amend certain information contained in the Registrant's Quarterly Report on Form 10-QSB filed on May 16, 2002. The Company has restated the condensed consolidated financial statements for the three months ended March 31, 2002. The restatement reflects a modification of the accounting treatment of 630,000 warrants issued by the Company to its placement agent in connection with the issuance of convertible debentures in the aggregate amount of $315,000. The effect of the modification resulted in a decrease in net loss from $358,942. ($0.009 per share) to $241,942 ($0.006 per share), and an increase in stockholders' equity from $311,444 to $379,444 as of March 31, 2002. Corresponding changes were made to the text of the Report as originally filed and to the condensed consolidated financial statements contained therein (please see Part I, Item 1). In addition, "Management's Discussion and Analysis of the Financial Condition and Results of Operations" has been updated to reflect this change. The Report, as so revised, is amended and restated in its entirety in this Form 10-QSB/A.

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


   ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........1


PART II       OTHER INFORMATION................................................6


   ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS........................6


   ITEM 4     OTHER............................................................7


   ITEM 5     EXHIBITS AND REPORTS ON FORM 8-K.................................9

SIGNATURES....................................................................10

PART I -- FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS.


     Our condensed consolidated Financial Statements required to be reported in this Report appear on the following pages. The accompanying notes are an integral part of these condensed consolidated Financial Statements.

                                                                                                  UNIVERCELL HOLDINGS, INC.
                                                                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                                     (UNAUDITED) (RESTATED)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                             MARCH 31, 2002
----------------------------------------------------------------------------------------------------------------------------


                                                          ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                               $333,219
     Restricted cash balances                                                                  10,000
     Accounts receivable, less allowance for doubtful accounts
          of $35,000                                                                          291,853
     Other current assets                                                                      43,888
                                                                                               ------

                                                             Total Current Assets                                  $678,960
                                                                                                              -------------

PROPERTY AND EQUIPMENT, NET                                                                                          13,363
---------------------------

OTHER ASSETS
     Security deposit                                                                           1,449
     Deferred financing costs                                                                 225,950
                                                                                              -------

                                                               Total Other Assets                                   227,399
                                                                                                              -------------

                                                                     TOTAL ASSETS                                  $919,722
                                                                                                              =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                                                  UNIVERCELL HOLDINGS, INC.
                                                                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                                     (UNAUDITED) (RESTATED)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                             MARCH 31, 2002
----------------------------------------------------------------------------------------------------------------------------


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                              $225,278

CONVERTIBLE DEBENTURES, NET                                                                                         315,000

     TOTAL LIABILITIES                                                                                              540,278
     -----------------                                                                                              -------
COMMITMENTS

STOCKHOLDERS' EQUITY

Common stock, par value $0.0001; 50,000,000 shares authorized;
40,067,096 shares issued and outstanding                                                        4,007
Additional paid in capital                                                                    675,743

Accumulated Deficit                                                                         (300,306)
                                                                                            ---------

     TOTAL STOCKHOLDERS' EQUITY                                                                                     379,444
     --------------------------                                                                             ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                    $919,722
     ------------------------------------------                                                                    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                                                  UNIVERCELL HOLDINGS, INC.
                                                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                                (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
                                                               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
----------------------------------------------------------------------------------------------------------------------------

                                                                                    2002                       2001
                                                                                 (Restated)
                                                                            ----------------------     ---------------------

NET SALES                                                                                $101,867                  $151,955
---------


COST OF SALES                                                                              67,410                    83,989
-------------                                                              ----------------------     ---------------------


         GROSS PROFIT                                                                      34,457                    67,966


OPERATING EXPENSES                                                                         94,698                    97,983
------------------                                                         ----------------------     ---------------------


        OPERATING LOSS                                                                    (60,241)                  (30,017)
                                                                           ----------------------     ---------------------

INTEREST (EXPENSE) INCOME                                                                (181,701)                    1,111
-------------------------                                                  ----------------------     ---------------------

        NET LOSS                                                                        $(241,942)                 $(28,906)
                                                                           ======================     =====================

NET LOSS PER SHARE


  Weighted average shares outstanding                                                  39,399,040                33,000,000
                                                                                       ==========                ==========

  Net loss per share, basic and diluted                                                   $(0.006)                  $(0.001)
                                                                                          =======                   =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                                            UNIVERCELL HOLDINGS, INC.
                                                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                            (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
                                                            FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31,2001
------------------------------------------------------------------------------------------------------------------------

                                                                                     2002
                                                                                  (Restated)               2001
                                                                             --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                             $(241,942)             $(28,906)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
  Depreciation and amortization                                                             5,800                 5,800
  Interest Expense - Beneficial conversion feature                                        182,000                    --
  Changes in operating assets and liabilities:
  Accounts receivable                                                                      24,026                56,085
  Other current assets                                                                   (43,049)               (3,352)
  Security deposit                                                                             --                 (351)
  Accounts payable and accrued expenses                                                    18,648                 6,713
                                                                                          -------                ------

        TOTAL ADJUSTMENTS                                                                 187,425                64,895
                                                                             --------------------- ---------------------

        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                                                         (54,517)                35,989
                                                                             --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                                                          --                 (633)
  Redemption  of certificate of deposit                                                    25,000                    --
                                                                             --------------------- ---------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                                                           25,000                 (633)
                                                                             --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayments of stockholder loan                                                          (1,874)              (20,000)

  Proceeds from the sale of Debenture securities, net of financing costs                  274,050                    --
                                                                             --------------------- ---------------------

NET CASH  PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                                    272,176              (20,000)
                                                                             --------------------- ---------------------

NET INCREASE IN CASH

  AND CASH EQUIVALENTS                                                                    242,659                15,356
                                                                             --------------------- ---------------------

CASH AND CASH EQUIVALENTS - BEGINNING                                                      90,560                96,131
-------------------------------------
                                                                             --------------------- ---------------------

CASH AND CASH EQUIVALENTS - ENDING                                                       $333,219              $111,487
----------------------------------                                                       ========              ========

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

RESTATEMENT

The Company has restated the condensed consolidated financial statements for the three months ended March 31, 2002. The restatement reflects a modification of the accounting treatment of 630,000 warrants issued by the Company to the placement agent in connection with the issuance of convertible debentures in the aggregate amount of $315,000. The effect of the modification resulted in a decrease in net loss from $358,942 ($0.009 per share) to $241,942 ($0.006 per share) and an increase in stockholders' equity from $311,444 to $379,444, as of March 31, 2002.

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

CONVERTIBLE DEBENTURES

In March 2002, the Company entered into an agreement with a Placement Agent. The Placement Agent was engaged as the non-exclusive placement agent in connection with a proposed offering for a private placement of Convertible Debentures (the "Debentures"). The Company offered for sale to investors through the Placement Agent a minimum of $500,000 and a maximum of $1,000,000 of the Company's Debentures at various face amounts. Pursuant to the terms of the agreement, the purchases and sales of the Debentures occur at one or more closings, the first of which occurs when buyers have deposited with the escrow agent a minimum of $250,000. On March 27, 2002, gross proceeds of $315,000 were raised and released from escrow to the Company. These convertible Debentures bear interest at the rate of 6% per annum, and mature in March 27, 2004, unless converted into Common Stock of the Company at the holder's option. If not previously converted by the holder, the Debentures will be automatically converted upon maturity. The conversion rate will be based on the lesser of (i) 200% of the closing bid price per share of the Company's Common Stock on the closing date and (ii) 70% of the lowest closing bid price per share of the Company's Common Stock for the twenty
(20) trading days immediately preceding the date of conversion. Accordingly, the Company recorded a $182,000 charge to interest expense to reflect the beneficial conversion feature of the Debentures.

At each closing, the Placement Agent is to receive cash compensation equal to thirteen percent (13%) of the gross proceed, of the Debentures. Furthermore, the Company is required to issue warrants to persons that the placement agent shall designate to purchase the Company's Common Stock on the following basis: For every $1,000 of Debentures sold by the Company, the Company is required to issue warrants to purchase 2,000 shares of the Company's Common Stock. During the three months ended March 31, 2002, this resulted in the issuance of 630,000 warrants for services related to the placement of the Debentures. The fair value of these warrants of $185,000 has been recorded as a deferred financing cost which is being amortized on a straight-line basis over the term of the Debentures. The warrants have a term of two years from issuance date and have an exercise price that is equal to 105% multiplied by the lower of (i) 200% of the closing bid price per share on the closing date and (ii) 70% of the lowest closing bid price per share of the Company is Common Stock for the twenty (20) trading days immediately preceding the date of conversion.

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

EMPLOYMENT AGREEMENT

Effective January 1, 2002, the Company entered into a five year employment agreement with the Company's Chief Executive Officer, Sean Y. Fulda. The annual salary will be $75,000 for the year ending December 31, 2002, with annual increases and discretionary bonuses. The minimum commitments under the employment agreement are as follows:

For year ending
  December 31,

      2003     $125,000
      2004      140,000
      2005      160,000
      2006      180,000
               --------
               $605,000

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

         OTHER EXPENSES

         During the first quarter of 2002, we incurred an interest expense of approximately $182,000 to reflect the beneficial conversion in connection with our private placement offering of convertible debentures. The interest expense results from the beneficial conversion feature associated with the sale of $315,000 in principal amount of convertible debentures sold in our private placement offering during the first quarter of 2002. There were no comparable expenses recorded for the three months ended March 31, 2001 because the Company did not engage in any comparable transactions during that period.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Since inception through March 31, 2002, we have operated with a cumulative loss of approximately $417,000 and we may continue to incur operating losses in the future, dependent upon the degree of commercial acceptance of our services. To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and our operating income. Since our inception through March 31, 2002, we have received aggregate gross proceeds from the sale of equity securities of $415,000, a capital contribution in connection with the Isralink transaction valued at $21,500,(1) and an interest-free line of credit from our principal stockholder in the amount of $150,000. The line of credit was paid in full during the first quarter of 2002 and has now expired.

         During the first quarter of 2002, we raised gross proceeds of $315,000 (approximately $274,000 net of commissions to our placement agent), from the sale on March 27, 2002 of debentures convertible into shares of the Company's common stock.(2) The debentures are convertible at the lesser of (i) 200% of the closing bid price per share of the Company's common stock on the date of sale of the debentures, and (ii) 70% of the lowest closing bid price per share of our common stock for the 20 trading days immediately preceding the date of conversion. If the debentures are not converted by their second

--------
(1) UniverCell was organized as an Illinois corporation on March 22, 1999, and is the successor to Isralink Communications, Inc. ("Isralink"), an Illinois corporation, which was founded by UniverCell's founder, Sean Fulda, and of which Mr. Fulda was also the sole stockholder. Isralink provided mobile phone rental services to U.S. travelers to Israel. Mr. Fulda endeavored to expand the overseas mobile phone rental business geographically beyond Israel, and opted to use UniverCell as the vehicle for doing so. On December 31, 1999, UniverCell issued shares of its common stock to Sean Fulda, the sole stockholder of Isralink, in exchange for Isralink's transfer to UniverCell of Isralink's accounts receivable, cellular telephones and certain liabilities. UniverCell also assumed Isralink's cellular service contract with an Israeli cellular service provider. The shares issued to Mr. Fulda in that transaction were exchanged for 27,390,000 shares at the Company's common stock in the exchange transaction which we completed in December 2001. This transaction was recorded as a transfer and exchange of entities under common control, and accordingly there was no step-up in basis of assets acquired or liabilities assumed by the Company. Isralink then ceased operations and was dissolved.

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

         For the three months ended March 31, 2002 the net cash used in our operating activities was approximately $55,000, a decrease of approximately $91,000, or 253%, from $36,000 of net cash provided by operating activities for the three months ended March 31, 2001. This decrease is largely the result of greater net losses during the first quarter of 2002 (approximately $242,000) as compared to the first quarter of 2001 (approximately $29,000), the interest expense recorded in connection with the beneficial conversion of the warrants we issued to our placement agent in March 2002 ($182,000), a decrease in accounts receivable during the first quarter of 2002 (approximately $24,000) as compared to the first quarter of 2001 (approximately $56,000), an increase in accounts payable and accrued expenses during the first quarter of 2002 (approximately $18,000) as compared to the first quarter of 2001 (approximately $7,000) and fewer current assets during the first quarter of 2002 (approximately $43,000) as compared to the first quarter of 2001 (approximately $3,000).

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

WARRANT HOLDER             NUMBER OF WARRANT SHARES
---------------------------------------------------

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


                              UNIVERCELL HOLDINGS, INC.




Date:  May 24, 2002               By: /s/ SEAN Y. FULDA
                                      -----------------------------------------
                                          Sean Y. Fulda
                                          Chief Executive Officer and President
                                          Chairman of the Board of Directors