Form 10QSB/A
period 2002-03-31
UNIVERCELL HOLDINGS INC
filed 2002-09-10
CIK 894680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A2

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002.

        OR

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 for the transition period from _______________ to
        _________________

                        Commission File Number 001-11624

                            UNIVERCELL HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                         FLORIDA                        11-3331350
            ---------------------------------     ---------------------
              (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)      Identification Number)
            ---------------------------------     ----------------------

                        1777 REISTERSTOWN ROAD, SUITE 295
                            BALTIMORE, MARYLAND 21208
                    (Address of Principal Executive Offices)

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

Yes [X] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: AS OF AUGUST 14, 2002, THERE WERE 40,067,096 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $0.0001, ISSUED AND OUTSTANDING.

REASON FOR FILING AMENDMENT OF QUARTERLY REPORT: (1) The Quarterly Report on Form 10-QSB/A (Filed May 24, 2002) was filed to amend certain information contained in the Registrant's Quarterly Report on Form 10-QSB filed on May 16, 2002. The Company had restated the condensed consolidated financial statements for the three months ended March 31, 2002. The restatement reflected a modification of the accounting treatment of 630,000 warrants issued by the Company to its placement agent in connection with the issuance of convertible debentures in the aggregate amount of $315,000. The effect of the modification resulted in a decrease in net loss from $358,942 ($0.009 per share) to $241,942 ($0.006 per share), and an increase in stockholders' equity from $311,444 to $379,444 as of March 31, 2002. Corresponding changes were made to the text of the Report as originally filed and to the condensed consolidated financial statements contained therein (please see Part I, Item 1 of that Report). In addition, "Management's Discussion and Analysis of the Financial Condition and Results of Operations" has been updated to reflect this change. The Report, as so revised, was amended and restated in its entirety in the Form 10-QSB/A filed May 24, 2002.

(2) This Quarterly Report on Form 10-QSB/A2 is being filed to amend certain information contained in the Registrant's Quarterly Report on Form 10-QSB/A filed on May 24, 2002. The Company has restated the condensed consolidated financial statements for the three months ended March 31, 2002. This restatement reflects a modification of the accounting treatment related to the $182,000 of interest expense related to the March 27, 2002 sale of debentures in the aggregate amount of $315,000. The effect of the modification resulted in a decrease in net loss from $241,942. ($.006 per share) to $59,942 ($.002 per share), an increase in stockholders' equity from $379,444 to $561,444, and a decrease in convertible debentures from $315,000 to $133,000 as of March 31, 2002. Corresponding changes were made to the text of the Report as originally filed and to the condensed consolidated financial statements contained therein (please see Part I, Item 1 of this Report). In addition, "Management's Discussion and Analysis of the Financial Condition and Results of Operations" has been updated to reflect this change. The Report, as so revised, is amended and restated in its entirety in this Form 10-QSB/A2.


                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION     . . . . . . . . . . . . . . . . . . . . . .     F-1

ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . .     F-1

  CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002 . . . . . . . . . .     F-1
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-- THREE MONTHS ENDED MARCH 31,
  2002 AND MARCH 31, 2001   . . . . . . . . . . . . . . . . . . . . . . . . . .     F-3
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-- THREE MONTHS ENDED MARCH 31,
  2002 AND MARCH 31, 2001   . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . .     F-5

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    . . . .       1

PART II    OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . .       6

  ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS  . . . . . . . . . . . .       6
  ITEM 4     OTHER    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
  ITEM 5     EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . .       9

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10


                                        i

PART I -- FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS.

     Our condensed consolidated Financial Statements required to be reported in this Report appear on the following pages. The accompanying notes are an integral part of these condensed consolidated Financial Statements.


                                                       UNIVERCELL HOLDINGS, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)
                                                                      (RESTATED)
--------------------------------------------------------------------------------
                                                                  March 31, 2002
--------------------------------------------------------------------------------



                                       ASSETS
                                       ------


CURRENT ASSETS
---------------

     Cash and cash equivalents                                              $333,219
     Restricted cash balances                                                 10,000
     Accounts receivable, less allowance for doubtful accounts
          of $35,000                                                         291,853
     Other current assets                                                     43,888
                                                                            --------

          Total Current Assets                                                        $678,960
                                                                                      --------

PROPERTY AND EQUIPMENT, Net                                                             13,363
----------------------------

OTHER ASSETS
--------------
     Security deposit                                                          1,449
     Deferred financing costs                                                225,950
                                                                            --------

         Total Other Assets                                                            227,399
                                                                                      --------

         TOTAL ASSETS                                                                 $919,722
                                                                                      ========

The accompanying notes are an integral part of these financial statements.


                                      F-1

                                                       UNIVERCELL HOLDINGS, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)
                                                                      (RESTATED)
--------------------------------------------------------------------------------
                                                                  March 31, 2002
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                      $225,278
CONVERTIBLE DEBENTURES, NET                                                                 133,000

   TOTAL LIABILITIES                                                                        358,278
  --------------------                                                                    ----------

COMMITMENTS
------------

STOCKHOLDERS' EQUITY
---------------------
Common stock, par value $0.0001; 50,000,000 shares authorized;
40,067,096 shares issued and outstanding                                        4,007
Additional paid in capital                                                    675,743
Accumulated Deficit                                                          (118,306)
                                                                            ----------

   TOTAL STOCKHOLDERS' EQUITY                                                               561,444
  ----------------------------                                                            ----------


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 919,722
  --------------------------------------------                                            ==========


The accompanying notes are an integral part of these financial statements.

                                      F-2

                                                       UNIVERCELL HOLDINGS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
                     For the Three Months Ended March 31, 2002 and March 31,2001
--------------------------------------------------------------------------------



                                                 2002
                                              (Restated)     2001
                                          ------------  ------------
NET SALES                                 $   101,867   $   151,955
---------

COST OF SALES                                  67,410        83,989
-------------                             ------------  ------------

         GROSS PROFIT                          34,457        67,966

OPERATING EXPENSES                             94,698        97,983
-------------------                       ------------  ------------


        OPERATING LOSS                        (60,241)      (30,017)
                                          ------------  ------------

INTEREST INCOME                                  (299)        1,111
---------------                           ------------  ------------


        NET LOSS                          $   (59,942)  $   (28,906)
                                          ============  ============

NET LOSS PER SHARE
------------------
  Weighted average shares outstanding      39,399,040    33,000,000
                                          ============  ============

  Net loss per share, basic and diluted   $    (0.002)  $    (0.001)
                                          ============  ============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                                       UNIVERCELL HOLDINGS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                     For the Three Months Ended March 31, 2002 and March 31,2001
--------------------------------------------------------------------------------

                                                                             2002
                                                                          (Restated)     2001
CASH FLOWS FROM OPERATING ACTIVITIES
-----------------------------------                                       ---------  ---------


  Net Loss                                                                 $(59,942)  $(28,906)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
  Depreciation and amortization                                               5,800      5,800
  Changes in operating assets and liabilities:
  Accounts receivable                                                        24,026     56,085
  Other current assets                                                      (43,049)    (3,352)
  Security deposit                                                               --       (351)
  Accounts payable and accrued expenses                                      18,648      6,713
                                                                           ---------  ---------

        TOTAL ADJUSTMENTS                                                     5,425     64,895
                                                                           ---------  ---------

        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                                            (54,517)    35,989
                                                                           ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------
  Purchases of property and equipment                                            --       (633)
  Redemption  of certificate of deposit                                      25,000         --
                                                                           ---------  ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                                             25,000       (633)
                                                                           ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------
  Repayments of stockholder loan                                             (1,874)   (20,000)
  Proceeds from the sale of Debenture securities, net of financing costs    274,050         --
                                                                           ---------  ---------

NET CASH  PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                      272,176    (20,000)
                                                                           ---------  ---------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                      242,659     15,356
                                                                           ---------  ---------

CASH AND CASH EQUIVALENTS - Beginning                                        90,560     96,131
--------------------------------------                                     ---------  ---------

CASH AND CASH EQUIVALENTS - Ending                                         $333,219   $111,487
----------------------------------                                         =========  =========

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

The  Company  and  Nature  of  Business
---------------------------------------
UniverCell Holdings, Inc. (the "Company") was incorporated in California in August 1989 under the corporate name Hypermedia Communications, Inc. ("Hypermedia") and became a Florida Corporation through the filing of a certificate of domestication dated August 17, 2001. In connection with this filing, the Company also changed the par value of its common stock to $0.0001 per share. Immediately prior to December 14, 2001, the Company was a public shell with no material assets or capital, and no operations or income.

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

The net assets assigned to Univercell on December 31, 1999 were as follows:

  Accounts receivable      $11,000
  Cellular equipment        15,500
  Accounts payable          (5,000)
                          ---------
   Net Assets Assigned     $21,500
                          =========

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

Consolidated  Financial  Statements
-----------------------------------
The consolidated financial statements include the Company and its wholly owned subsidiary, UniverCell. All significant intercompany transactions and balances have been eliminated in consolidation.

Restatement
-----------

10-QSB/A Filed May 24, 2002
---------------------------
The Company has restated the condensed consolidated financial statements for the three months ended March 31, 2002. The restatement reflects a modification of the accounting treatment of 630,000 warrants issued by the Company to the placement agent in connection with the issuance of convertible debentures in the aggregate amount of $315,000. The effect of the modification resulted in a decrease in net loss from $358,942 ($0.009 per share) to $241,942 ($0.006 per share) and an increase in stockholders' equity from $311,444 to $379,444, as of March 31, 2002.

10-QSB/A2 Filed September 9, 2002
---------------------------------
The Company has restated the condensed consolidated financial statements for the three months ended March 31, 2002. This restatement reflects a modification of the accounting treatment related to the $182,000 of interest expense related to the March 27, 2002 sale of debentures in the aggregate amount of $315,000. The effect of the modification resulted in a decrease in net loss from $241,942. ($.006) per share) to $59,942 ($.002 per share), an increase in stockholders' equity from $379,444 to $561,444, and a decrease in convertible debentures from $315,000 to $133,000 as of March 31, 2002.

Use  of  Estimates  in  the  Financial  Statements
--------------------------------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings  Per  Share
--------------------
The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of basic and diluted Earnings Per Share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The effect of the recapitalization on the Company has been given retroactive application in the earnings per share calculation. The 6,142,096 outstanding shares with respect to Hypermedia have been included since December 14, 2001, the date of the reverse acquisition. The Company's outstanding warrants are antidilutive and are not reflected in diluted earnings per share. Accordingly, basic and diluted earnings per share are identical.

Income  Taxes
-------------
The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset in the amount of approximately $90,000 as of March 31, 2002 and due to recurring losses has recorded a valuation allowance of the whole amount.

Fair  Value  of  Financial  Instruments
---------------------------------------
SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

New  Accounting  Pronouncements
-------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the use of a non-amortization approach for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized in earnings, but instead will be reviewed for impairment at least annually.

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

Impairment  of  Long-Lived  Assets
----------------------------------
The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition
-------------------

Revenues consist of charges to customers for rental charges and cellular airtime usage. Revenues are recognized as services are provided.

Standby  Letter  of  Credit
---------------------------

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

Concentration of Business Risk
------------------------------

The Company acquired cellular airtime from two foreign vendors for the three months ended March 31, 2002 and 2001. In the event the Company is unable to acquire airtime on favorable terms the result could have a significant impact on the Company's operations and operating profits.

Payroll Taxes
-------------

The Company has not filed payroll tax returns from January 1, 2001 through December 31, 2001. As of March 31, 2002, the past due amounts have been included in accrued expenses totaling approximately $13,000 and consist of payroll taxes owed and estimated penalties and interest.

Stock Issuance
--------------

During March 2002, the Company issued 925,000 shares of its Common Stock to various consultants as payment for services rendered in 2001 in the amount of $231,250 for consulting and professional fees. Included in this issuance were 75,000 shares issued to a relative of an officer.

Convertible Debentures
----------------------

In March 2002, the Company entered into an agreement with a Placement Agent. The Placement Agent was engaged as the non-exclusive placement agent in connection with a proposed offering for a private placement of Convertible Debentures (the "Debentures"). The Company offered for sale to investors through the Placement Agent a minimum of $500,000 and a maximum of $1,000,000 of the Company's Debentures at various face amounts. Pursuant to the terms of the agreement, the purchases and sales of the Debentures occur at one or more closings, the first of which occurs when buyers have deposited with the escrow agent a minimum of $250,000. On March 27, 2002, gross proceeds of $315,000 were raised and released from escrow to the Company. These convertible Debentures bear interest at the rate of 6% per annum, and mature in March 27, 2004, unless converted into Common Stock of the Company at the holder's option. If not previously converted by the holder, the Debentures will be automatically converted upon maturity. The conversion rate will be based on the lesser of (i) 200% of the closing bid price per share of the Company's Common Stock on the closing date and (ii) 70% of the lowest closing bid price per share of the Company's Common Stock for the twenty
(20) trading days immediately preceding the date of conversion. Accordingly, the Company recorded a deferred debt discount in the amount of $182,000 to reflect the beneficial conversion feature of the debentures. Pursuant to Emerging Issues Task Force Issue 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" the Company will accrete the deferred debt discount over the two-year term of debentures.

At each closing, the Placement Agent is to receive cash compensation equal to thirteen percent (13%) of the gross proceeds, of the Debentures. Furthermore, the Company is required to issue warrants to persons that the placement agent shall designate to purchase the Company's Common Stock on the following basis:
For every $1,000 of Debentures sold by the Company, the Company is required to issue warrants to purchase 2,000 shares of the Company's Common Stock. During the three months ended March 31, 2002, this resulted in the issuance of 630,000 warrants for services related to the placement of the Debentures. The fair value of these warrants of $185,000 has been recorded as a deferred financing cost which is being amortized on a straight-line basis over the term of the Debentures. The warrants have a term of two years from issuance date and have an exercise price that is equal to 105% multiplied by the lower of (i) 200% of the closing bid price per share on the closing date and (ii) 70% of the lowest closing bid price per share of the Company is Common Stock for the twenty (20) trading days immediately preceding the date of conversion.

In connection with the private placement the Company entered into a registration rights agreement that requires it to register for resale all securities issued pursuant to the private placement (both the Debentures and the warrants).

On April 30, 2002 and May 7, 2002, the Company issued additional debentures pursuant to the private placement resulting in net proceeds of approximately $250,000 and $43,500, respectively, and the issuance of 570,000 and 100,000 warrants to the Placement Agent, respectively. The Company then terminated its private placement offering of these debentures.

Employment Agreement
--------------------

Effective January 1, 2002, the Company entered into a five year employment agreement with the Company's Chief Executive Officer, Sean Y. Fulda. The annual salary will be $75,000 for the year ending December 31, 2002, with annual increases and discretionary bonuses. The minimum commitments under the employment agreement are as follows:

                          For years ending
                            December 31,   Amount
                        ---------------------------
                                2003     $125,000
                                2004     $140,000
                                2005     $160,000
                                2006     $180,000
                        ----------------------------
                        Total            $605,000

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

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception through March 31, 2002, we have operated with a cumulative loss of approximately $118,000 and we may continue to incur operating losses in the future, dependent upon the degree of commercial acceptance of our services. To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and our operating income. Since our inception through March 31, 2002, we have received aggregate gross proceeds from the sale of equity securities of $415,000, a capital contribution in connection with the Isralink transaction valued at $21,500(1), and an interest-free line of credit from our principal stockholder in the amount of $150,000. The line of credit was paid in full during the first quarter of 2002 and has now expired.

     During the first quarter of 2002, we raised gross proceeds of $315,000 (approximately $274,000 net of commissions to our placement agent), from the sale on March 27, 2002 of debentures convertible into shares of the Company's common stock. The debentures are convertible at the lesser of (i) 200% of the closing bid price per share of the Company's common stock on the date of sale of the debentures, and (ii) 70% of the lowest closing bid price per share of our common stock for the 20 trading days immediately preceding the date of conversion. If the debentures are not converted by their second anniversary by the debenture holders, then they will be automatically converted into shares of common stock, on the basis of the foregoing formula. The debentures bear interest at the rate of 6% per annum. The debentures were purchased by individual purchasers, none of whom was an affiliate of the Company.

     We anticipate that a combination of cash from operations and funds raised in our private placement will be sufficient to fund our operations and expansion during 2002. If we are unable to achieve our business plan, we may need to continue to rely on external sources of funding to meet our cash needs for

-----------------
(1) UniverCell was organized as an Illinois corporation on March 22, 1999, and is the successor to Isralink Communications, Inc. ("Isralink"), an Illinois corporation, which was founded by UniverCell's founder, Sean Fulda, and of which Mr. Fulda was also the sole stockholder. Isralink provided mobile phone rental services to U.S. travelers to Israel. Mr. Fulda endeavored to expand the overseas mobile phone rental business geographically beyond Israel, and opted to use UniverCell as the vehicle for doing so. On December 31, 1999, UniverCell issued shares of its common stock to Sean Fulda, the sole stockholder of Isralink, in exchange for Isralink's transfer to UniverCell of Isralink's accounts receivable, cellular telephones and certain liabilities. UniverCell also assumed Isralink's cellular service contract with an Israeli cellular service provider. The shares issued to Mr. Fulda in that transaction were exchanged for 27,390,000 shares at the Company's common stock in the exchange transaction which we completed in December 2001. This transaction was recorded as a transfer and exchange of entities under common control, and accordingly there was no step-up in basis of assets acquired or liabilities assumed by the Company. Isralink then ceased operations and was dissolved.
 Subsequent to March 31, 2002, we raised additional gross proceeds of $335,000 (approximately $291,000 net of commissions to our placement agent) from the sale of an additional $335,000 principal amount of debentures with the same terms as those sold on March 27, 2002 in subsequent closings under the same private placement offering. See Item 2 and Item 5 of Part II of this Report for further details regarding these sales.

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

     For the three months ended March 31, 2002 the net cash used in our operating activities was approximately $55,000, a decrease of approximately $91,000, or 253%, from $36,000 of net cash provided by operating activities for the three months ended March 31, 2001. This decrease is largely the result of greater net losses during the first quarter of 2002 (approximately $60,000) as compared to the first quarter of 2001 (approximately $29,000), decrease in accounts receivable during the first quarter of 2002 (approximately $24,000) as compared to the first quarter of 2001 (approximately $56,000), an increase in accounts payable and accrued expenses during the first quarter of 2002 (approximately $18,000) as compared to the first quarter of 2001 (approximately $7,000) and fewer current assets during the first quarter of 2002 (approximately $43,000) as compared to the first quarter of 2001 (approximately $3,000).

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

     Additionally, in March 2002 we sold $315,000 principal amount of convertible debentures, convertible into shares of the Company's common stock. The debentures are convertible at the lesser of (i) 200% of the closing bid price per share of the Company's common stock on the date of sale of the debentures, and (ii) 70% of the lowest closing bid price per share of our common stock for the 20 trading days immediately preceding the date of conversion. If the debentures are not converted by their second anniversary by the debenture holders, then they will be automatically converted into shares of common stock, on the basis of the foregoing formula. The debentures bear interest at the rate of 6% per annum. The Company also entered into a registration rights agreement which requires the Company to register for resale all securities issuable upon conversion of the debentures. The debentures were purchased by individual purchasers, none of which were affiliates of the Company. Subsequent to March 31, 2002, we raised additional gross proceeds of $335,000 (approximately $291,000 net of commissions to our placement agent) from the sale of an additional $335,000 principal amount of debentures with the same terms as those sold on March 27, 2002 in subsequent closings under the same private placement offering. See Item 2 and Item 5 of Part II of this Report for further details regarding these sales.

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

     On March 27, 2002, gross proceeds of $315,000 were raised and released from escrow to the Company. The purchasers of debentures at this closing are as follows:

Name of Purchaser               Principal Amount
--------------------------------------------------
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

Name of Purchaser               Principal Amount
-------------------------------------------------
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

     Additionally, we were required to issue to persons that the placement agent designated warrants to purchase the Company's common stock on the following basis: for every $1,000 of debentures sold by the Company, the Company was required to issue warrants to purchase 2,000 shares of the Company's common stock. Accordingly, we issued warrants to purchase a total of 1,300,000 shares of common stock to the following persons designated by Hornblower & Weeks:

Warrant Holder           Number of Warrant Shares
-------------------------------------------------

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

ITEM 5     EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Report:

(a)     Exhibit 99.1     Form of Securities Purchase Agreement (including Form
                         of Convertible Debenture and Form of Registration Rights Agreement)
                         (Filed with Report on Form 10-QSB Filed May 16, 2002)

        Exhibit 99.2     Form of Warrant (including Form of Registration Rights
                         Agreement)
                         (Filed with Report on Form 10-QSB Filed May 16, 2002)

        Exhibit 99.3     Certification of Chief Executive Officer and Chief
                         Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(b)     Reports on Form 8-K

On January 10, 2002, we filed a Report on Form SEC 8-K/A regarding a change in our independent accountants.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 UNIVERCELL HOLDINGS, INC.




Date:  September 10, 2002         By: /s/ Sean Y. Fulda
                                     -----------------
                                     Sean Y. Fulda
                                     Chief Executive Officer and President,
                                     Principal Financial Officer
                                     Chairman of the Board of Directors