Form 10QSB
period 2002-06-30
UNIVERCELL HOLDINGS INC
filed 2002-09-10
CIK 894680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002.

        OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 for the transition period from _______________ to
         _________________

                        Commission File Number 001-11624

                            UNIVERCELL HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                         FLORIDA                     11-3331350
            --------------------------------   ----------------------
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)    Identification Number)
            ------------------------------     ----------------------

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

                                TABLE OF CONTENTS

                                                              Page
                                                             ------
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
    AS OF JUNE 30, 2002                                       F-1
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED
    JUNE 30, 2002 AND 2001                                    F-3
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2002
    AND 2001                                                  F-4
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        F-6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                   1

PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                  8
ITEM 4.  OTHER INFORMATION                                     10
ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K                      11

SIGNATURES                                                     12

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

                                                       UNIVERCELL HOLDINGS, INC.

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                                                                   June 30, 2002
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
Cash and cash equivalents                                      $310,948
  Restricted cash balances                                       10,000
  Accounts receivable, less allowance for doubtful accounts
   Of $35,000                                                   397,140
  Other current assets                                          106,087
                                                             ----------


Total Current Assets                                                   $  824,175
                                                                       ----------


PROPERTY AND EQUIPMENT, Net                                                 8,101
-----------------------                                                ----------


OTHER ASSETS
-------------
  Security deposit                                                7,688
  Deferred financing costs                                      330,208
                                                             ----------


Total Other Assets                                                        337,896
                                                                       ----------


TOTAL ASSETS                                                           $1,170,172
                                                                       ==========

      The accompanying notes are an integral part of these financial statements.

                                                       UNIVERCELL HOLDINGS, INC.

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                                                                   June 30, 2002
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
-------------------


Accounts payable and accrued expenses                          $298,107
                                                             -----------

Total Current Liabilities                                                  298,107


CONVERTIBLE DEBENTURES PAYABLE, including accrued interest
------------------------------
 of $4,038, and net of deferred debt discount of $(313,166)                340,872
                                                                         ---------


    TOTAL LIABILITIES                                                      638,979
                                                                         ---------


STOCKHOLDERS' EQUITY
---------------------
  Common stock, par value $0.0001; 50,000,000 shares
  authorized; 40,067,096 shares issued and outstanding            4,007
  Additional paid in capital                                    984,743
  Accumulated Deficit                                          (457,557)
                                                             -----------


TOTAL STOCKHOLDERS' EQUITY                                                 531,193
                                                                        ----------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $1,170,172
                                                                        ==========

      The accompanying notes are an integral part of these financial statements.

                                                       UNIVERCELL HOLDINGS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                       For the Three and Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                Six           Six
                                                Three Months  Three Months     Months        Months
                                                   Ended         Ended         Ended         Ended
                                                ------------  ------------  ------------  ------------
                                                  June 30,      June 30,      June 30,      June 30,
                                                    2002          2001          2002          2001
                                                ------------  ------------  ------------  ------------
 NET SALES                                      $   200,519   $   222,363   $   302,386   $   374,318
-----------
 COST OF SALES                                       98,054       110,800       165,464       194,789
--------------                                  ------------  ------------  ------------  ------------

 GROSS PROFIT                                       102,465       111,563       136,922       179,529
                                                ------------  ------------  ------------  ------------

 OPERATING EXPENSES                                 321,300        71,814       415,998       169,797
--------------------                            ------------  ------------  ------------  ------------

 OPERATING (LOSS) INCOME                           (218,835)       39,749      (279,076)        9,732
                                                ------------  ------------  ------------  ------------

 INTEREST (EXPENSE) INCOME, NET                    (120,416)        2,356      (120,117)        3,467
-------------------------------                 ------------  ------------  ------------  ------------

 NET (LOSS) INCOME, HISTORICAL                  $  (339,251)  $    42,105   $  (399,193)  $    13,199
                                                ============  ============  ============  ============

 CHARGE IN LIEU OF INCOME TAXES                          --       (17,000)           --        (5,300)
                                                ------------  ------------  ------------  ------------

 PRO FORMA NET (LOSS) INCOME                    $  (339,251)  $    25,105   $  (399,193)  $     7,899
                                                ============  ============  ============  ============

 PRO FORMA NET INCOME PER SHARE
--------------------------------
Weighted average shares outstanding              40,067,096    33,000,000    39,734,914    33,000,000
                                                ============  ============  ============  ============

Net (loss) income per share, basic and diluted  $     (0.01)  $      0.00   $     (0.01)  $      0.00
                                                ============  ============  ============  ============

      The accompanying notes are an integral part of these financial statements.

                                                       UNIVERCELL HOLDINGS, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                                 For the Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                            2002       2001
                                                                                         ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net (Loss) Income                                                                        $(399,193)  $ 13,199
   Adjustments to reconcile net (loss) income to net
   Cash (used in) provided by operating activities:
   Depreciation and amortization                                                            11,600     11,600
   Interest expense- Deferred financing costs                                               67,292
   Accrued interest - Convertible debentures                                                 4,038
   Interest expense - Non-cash beneficial conversion feature of Convertible Debentures      49,834         --
Changes in operating assets and liabilities:
   Accounts receivable                                                                     (81,261)   (61,430)
   Other current assets                                                                   (105,263)    (3,793)
   Security deposit                                                                         (6,239)    (2,008)
   Accounts payable and accrued expenses                                                    91,492     43,908
                                                                                         ----------  ---------

TOTAL ADJUSTMENTS                                                                           31,493    (11,723)
                                                                                         ----------  ---------

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                                                    (367,700)     1,476
                                                                                         ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------
  Purchases of property and equipment                                                         (538)    (3,793)
  Redemption of restricted certificate of deposit                                           25,000         --
                                                                                         ----------  ---------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                                                      24,462     (3,793)
                                                                                         ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------
  Repayment of stockholder loan                                                             (1,874)   (20,000)
  Payment of Deferred financing costs                                                      (84,500)        --
  Proceeds from the sale of convertible debenture securities                               650,000         --
                                                                                         ----------  ---------

NET CASH  PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                                     563,626    (20,000)
                                                                                         ----------  ---------

NET INCREASE (DECREASE)  IN CASH
  AND CASH EQUIVALENTS                                                                     220,388    (22,317)

CASH AND CASH EQUIVALENTS - Beginning                                                       90,560     96,131
--------------------------------------                                                   ----------  ---------

CASH AND CASH EQUIVALENTS - Ending                                                       $ 310,948   $ 73,814
-----------------------------------                                                      ==========  =========

      The accompanying notes are an integral part of these financial statements.



                                                        UNIVERCELL HOLDINGS, INC.

                                            CONDENSED CONSOLIDATED STATEMENTS OF
                                                           CASH FLOWS, Continued
                                                                     (UNAUDITED)

                                 For the Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------





                                                             2002    2001
                                                          ------------------

NON CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------

  Issued common stock warrants as placement fee            $313,000    --
  Issued common stock as settlement of accounts payable    $231,250    --












      The accompanying notes are an integral part of these financial statements.

                                                       UNIVERCELL HOLDINGS, INC.

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The condensed consolidated balance sheet of UniverCell Holdings, Inc. (the "Company") as of June 30, 2002, the related condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Commission.

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

Pro  Forma  Earnings  Per  Share
--------------------------------
The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of basic and diluted Earnings Per Share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The effect of the recapitalization on the Company has been given retroactive application in the earnings per share calculation. The 6,142,096 outstanding shares with respect to Hypermedia have been included since December 14, 2001, the date of the reverse acquisition. The Company's outstanding warrants are antidilutive and are not reflected in diluted earnings per share. Accordingly, basic and diluted earnings per share are identical.

Income  Taxes
-------------
The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset in the amount of approximately $160,000 as of June 30, 2002 and due to recurring losses has recorded a valuation allowance of the whole amount.

As a result of the Reverse Acquisition Transaction, on December 14, 2001, UniverCell Global terminated its "S" Corporation tax status and became taxable as a "C" Corporation. If UniverCell Global were taxable as a "C" Corporation for all periods presented, pro forma net income and pro forma net income per share for the three and six months ended June 30, 2001 would have been approximately $7,900, or $0.00 per share, and $25,100, or $0.00 per share, respectively. The Company incurred a net operating loss in the current year, which gave rise to a deferred tax asset. Management has determined that a valuation allowance was appropriate for the full amount of the deferred tax asset at December 31, 2001.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The Company implemented these standards effective January 1, 2002 and they did not have a material effect on the consolidated financial statements.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS No. 146 to determine the impact upon adoption.

Impairment  of  Long-Lived  Assets
----------------------------------
The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue  Recognition
--------------------
Revenues consist of charges to customers for rental charges and cellular airtime usage. Revenues are recognized as services are provided.

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

Concentration  of  Business  Risk
---------------------------------

The Company acquired cellular airtime from two foreign vendors for the six months ended June 30, 2002 and 2001. In the event the Company is unable to acquire airtime on favorable terms the result could have a significant impact on the Company's operations and operating profits.

Payroll  Taxes
--------------

The Company has not filed payroll tax returns from January 1, 2001 through December 31, 2001. As of June 30, 2002, the past due amounts have been included in accrued expenses totaling approximately $13,000 and consist of payroll taxes owed and estimated penalties and interest.

Stock  Issuance
---------------

During March 2002, the Company issued 925,000 shares of its Common Stock to various consultants as payment for services rendered in 2001 in the amount of $231,250 for consulting and professional fees. Included in this issuance were 75,000 shares issued to a relative of an officer.

Convertible  Debentures
-----------------------

In March 2002, the Company entered into an agreement with a Placement Agent. The Placement Agent was engaged as the non-exclusive placement agent in connection with a proposed offering for a private placement of Convertible Debentures (the "Debentures"). The Company offered for sale to investors through the placement agent a minimum of $500,000 and a maximum of $1,000,000 of the Company's Debentures at various face amounts. Pursuant to the terms of the agreement, the purchases and sales of the Debentures occur at one or more closings (at June 30, 2002 the Private Placement is closed), the first of which occurs when buyers have deposited with the escrow agent a minimum of $250,000. During the six months ended June 30, 2002, gross proceeds of $650,000 were raised and released from escrow to the Company. These convertible Debentures bear interest at the rate of 6% per annum, and mature two years from the date of issuance, unless converted into Common Stock of the Company at the holder's option. If not previously converted by the holder, the Debentures will be automatically converted upon maturity. The conversion rate will be based on the lesser of (i) 200% of the closing bid price per share of the Company's Common Stock on the closing date and (ii) 70% of the lowest closing bid price per share of the

Company's Common Stock for the twenty (20) trading days immediately preceding the date of conversion. Accordingly, the Company recorded a deferred debt discount in the amount of $363,000 to reflect the beneficial conversion feature of the debentures. Pursuant to Emerging Issues Task Force Issue 00-27:
"Application of Issue No. 98-5 to Certain Convertible Instruments" the Company will accrete the deferred debt discount over the two-year term of the Debentures. During the six months ended June 30, 2002, the Company recorded interest expense in the amount $49,834 related to the accretion of the deferred debt discount.

At each closing, the placement agent is to receive cash compensation equal to thirteen percent (13%) of the gross proceeds of the Debentures. Furthermore, the Company is required to issue warrants to persons that the placement agent shall designate to purchase the Company's Common Stock on the following basis:
For every $1,000 of Debentures sold by the Company, the Company is required to issue warrants to purchase 2,000 shares of the Company's Common Stock. During the three months ended June 30, 2002, this resulted in the issuance of 1,300,000 warrants for services related to the placement of the Debentures. The fair value of these warrants of $313,000 has been recorded as a deferred financing cost, which is being amortized over the two-year term of the Debentures. The warrants have a term of two years from issuance date and have an exercise price that is equal to 105% multiplied by the lower of (i) 200% of the closing bid price per share on the closing date and (ii) 70% of the lowest closing bid price per share of the Company is Common Stock for the twenty (20) trading days immediately preceding the date of conversion.

In connection with the private placement the Company entered into a registration rights agreement that requires it to register for resale all securities issued pursuant to the private placement (both the Debentures and the warrants). The Company is in the process of registering such securities. There can be no assurance that the registration statement will become effective.

Employment  Agreement
---------------------

Effective January 1, 2002, the Company entered into a five year employment agreement with the Company's Chief Executive Officer, Sean Y. Fulda. The annual salary will be $75,000 for the year ending December 31, 2002, with annual increases and discretionary bonuses. The minimum commitments under the employment agreement are as follows:

                                   Year ending
                                   December 31,     Amount
                            -----------------------------------
                                       2003        $125,000
                                       2004         140,000
                                       2005         160,000
                                       2006         180,000
                                                   --------

                                                   $605,000
                                                   ========

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

     The following discussion should be read in conjunction with the condensed consolidated Financial Statements for the period ended June 30, 2002 and the Notes thereto and our Annual Report.

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

OVERVIEW

     Our business is providing mobile telephone services to U.S. travelers going overseas. Mobile phones most commonly used in the U.S. are not compatible with service providers abroad. Consequently, most people simply do without having mobile phone access when traveling abroad. Because there are many people who travel from the U.S. abroad who want or require mobile phone services and they, for the most part, are unable to receive service overseas with their own mobile
phones, we believe there is a market opportunity for our services.   We
currently offer wireless phone, fax, data and internet communication services to business travelers, leisure travelers and students traveling to over 110 foreign countries. Providing mobile telephone services to U.S. travelers abroad is a niche market in its fledgling stage, with very little market penetration at present. Our objective is to develop this market and become a leading provider of international mobile phone services to U.S.-based international travelers.
We anticipate expanding our product line as we grow, both to adapt to changing technology and to add products, which will complement and expand our core business.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

     NET SALES

     Net sales for the three months ended June 30, 2002 were approximately $201,000, a decrease of approximately $21,000 , or 10%, from net sales of approximately $222,000 for the three months ended June 30, 2001. This decrease was primarily due to a decrease in the number of our customers who rented cell phones in the second quarter of 2002 compared to the second quarter of 2001. We attribute this decrease to fewer people traveling from the U.S. abroad due to security concerns arising from the terrorist attacks of September 11, 2001 and also due to the economic downturn in the U.S.

     COST OF SALES

     Cost of sales for the three months ended June 30, 2002 was approximately $98,000 a decrease of approximately $13,000, or 12%, from approximately $111,000 for the three months ended June 30, 2001. This decrease in costs of sales was primarily due to the decreased volume of air time that we resold to our customers.

     GROSS PROFIT

     Gross profit for the three months ended June 30, 2002 was approximately $102,000 , a decrease of approximately $10,000 , or 9%, from approximately $112,000 of gross profit the three months ended June 30, 2001. This decrease is largely the result of the fewer sales experienced during the first quarter of 2002 as compared to the first quarter of 2001. The Company believes that the amount of gross profit is sufficiently small that the decrease in percentage is not indicative of any particular trend.

     OPERATING EXPENSES

     Operating expenses for the three months ended June 30, 2002 were approximately $321,300, an increase of approximately $249,000, or 345%, over operating expenses of approximately $72,000 during the three months ended June 30, 2001. The largest components of our operating expenses in the second quarter of 2002 were fees paid to our professional advisors, advertising costs, costs of independent sales representatives, automobile lease expenses and office rent. The professional fees we incurred consisted principally of legal fees (approximately $90,000), accounting fees (approximately $80,000) and investor relations fees (approximately $32,000). During the second quarter of 2001, we did not incur any comparable expenses, as we did not engage professional advisors for similar services during that period. The Company incurred legal and accounting costs in the second quarter of 2002 in order to comply with SEC reporting requirements and other complexities resulting from the Company's capital raise.

     Advertising costs for the three months ended June 30, 2002 were approximately $39,000, as compared with advertising costs incurred during the three months ended June 30, 2001 of approximately $31,000. This increase in advertising expenditures represents an increased use of media advertising as a means to attract customers (as opposed to focusing on trade shows and promotions to the travel industry), as well as the transitioning of our advertising program from niche-oriented publications to broader-interest, national publications relevant to our target markets. In furtherance of our current advertising program, we published advertisements in the May 2002 issues of Conde Nast Traveler, Travel and Leisure and Travel Holiday magazines. Increased expenditures for media advertising were offset by decreased expenditures on trade show presence and promotional items directed to the travel industry. We expect that our advertising expenses will increase in the future, as we intend to expand our advertising efforts to attract more customers. Our ability to fund advertising costs will depend on our operating revenues and capital raised from other sources.

     OTHER EXPENSES

     During the three months ended June 30, 2002, we incurred interest expenses of approximately $120,000 to reflect accrued interest, deferred financing costs and the beneficial conversion feature in connection with our private placement sale of convertible debentures in the aggregate principal amount of $650,000. The interest expense results from accrued interest during the first and second quarter on these debentures (approximately $4,000, accrued at the rate of 6% per annum), deferred financing costs (approximately $67,000) and the beneficial conversion (approximately $50,000) associated with the convertible debentures sold in our private placement offering during the first and second quarters of 2002. There were no comparable expenses recorded for the six months ended June 30, 2001 because the Company did not engage in any comparable transactions during that period.

     SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2001

     NET SALES

     Net sales for the six months ended June 30, 2002 were approximately $302,000, a decrease of approximately $72,000 , or 19%, from net sales of approximately $374,000 for the six months ended June 30, 2001. This decrease was primarily due to a decrease in the number of our customers who rented cell phones in the first and second quarters of 2002 compared to the first and second quarters of 2001. We attribute this decrease to fewer people traveling from the U.S. abroad due to security concerns arising from the terrorist attacks of September 11, 2001 and also due to the economic downturn in the U.S.

     COST OF SALES

     Cost of sales for the six months ended June 30, 2002 was approximately $165,000 a decrease of approximately $30,000, or 15%, from approximately $195,000 for the six months ended June 30, 2001. This decrease in costs of sales was primarily due to the decreased volume of air time that we resold to our customers.

     GROSS PROFIT

     Gross profit for the six months ended June 30, 2002 was approximately $137,000, a decrease of approximately $43,000 , or 24%, from approximately $180,000 of gross profit the six months ended June 30, 2001. This decrease is largely the result of the fewer sales experienced during the first and second quarters of 2002 as compared to the first and second quarters of 2001. The Company believes that the amount of gross profit is sufficiently small that the decrease in percentage is not indicative of any particular trend.

     OPERATING EXPENSES

     Operating expenses for the six months ended June 30, 2002 were approximately $416,000, an increase of approximately $246,000, or 145%, over operating expenses of approximately $170,000 during the six months ended June 30, 2001. The largest components of our operating expenses in the first half of 2002 were fees paid to our professional advisors, advertising costs, costs of independent sales representatives, automobile lease expenses and office rent. The professional fees we incurred consisted principally of legal fees (approximately $111,000), accounting fees (approximately $91,000) and investor relations fees (approximately $41,000). During the second quarter of 2001, we did not incur any comparable expenses, as we did not engage professional advisors for similar services during that period. The Company incurred legal and accounting costs in the six months ended June 30, 2002 in order to comply with SEC reporting requirements and other complexities resulting from the Company's capital raise.

     Advertising costs for the six months ended June 30, 2002 were approximately $43,000, as compared with advertising costs incurred during the six months ended June 30, 2001 of approximately $54,000. This decrease in advertising expenditures represents an increased use of media advertising as a means to attract customers (as opposed to relying on trade shows and promotions to the travel industry), as well as the transitioning of our advertising program from niche-oriented publications to broader-interest, national publications relevant to our target markets. In furtherance of our current advertising program, we published advertisements in the May 2002 issues of Conde Nast Traveler, Travel and Leisure and Travel Holiday magazines. These resulting increased expenditures were offset by decreased expenditures on trade show presence and promotional items directed to the travel industry. We expect that our advertising expenses will increase in the future, as we intend to expand our advertising efforts to attract more customers. Our ability to fund advertising costs will depend on our operating revenues and capital raised from other sources.

OTHER EXPENSES

     During the six months ended June 30, 2002, we incurred interest expenses of approximately $120,000 to reflect accrued interest, deferred financing costs and the beneficial conversion feature in connection with our private placement sale of convertible debentures in the aggregate principal amount of $650,000. The interest expense results from accrued interest during the first and second quarter on these debentures (approximately $4,000), deferred financing costs (approximately $67,000) and the beneficial conversion (approximately $50,000) associated with the convertible debentures sold in our private placement offering during the first and second quarters of 2002. Because the first of these convertible debentures were issued on March 27, 2002, there was only a negligible amount of related expenses recognized in the first quarter of 2002. There were no comparable expenses recorded for the six months ended June 30, 2001 because the Company did not engage in any comparable transactions during that period.

INCOME TAXES

     We recorded no provision for foreign, federal or state income taxes for either the second fiscal quarter of 2002 or the second fiscal quarter of 2001. The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset in the amount of approximately $160,000 as of June 30, 2002 and due to recurring losses has recorded a valuation allowance of the whole amount.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception through June 30, 2002, we have operated with a cumulative loss of approximately $457,000, and we may continue to incur operating losses in the future, dependent upon the degree of commercial acceptance of our services. To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and our operating income. Since our inception through June 30, 2002, we have received aggregate gross proceeds from the sale of equity securities of $750,000, a capital contribution in connection with the Isralink transaction valued at $21,500,(1) and an interest-free line of credit from our principal stockholder in the amount of $150,000. The line of credit was paid in full during the first quarter of 2002 and has now expired.

     During the first quarter of 2002, we raised gross proceeds of $315,000 (approximately $274,000 net of commissions to our placement agent) from the sale on March 27, 2002 of convertible debentures. During the second quarter of 2002, we raised gross proceeds of $335,000 (approximately $291,000 net of commissions to our placement agent), from the sale on April 30 2002 ($285,000 principal amount) and May 7, 2002 ($50,000 principal amount) of convertible debentures. All of these convertible debentures were sold pursuant to a private placement offering we made to accredited investors. After closing the May 7, 2002 sale of these convertible debentures, we terminated that private placement offering.
The convertible debentures are convertible into shares of the Company's common stock. The debentures are convertible at a conversion rate which equals the lesser of (i) 200% of the closing bid price per share of the Company's common

-----------------
(1) UniverCell was organized as an Illinois corporation on March 22, 1999, and is the successor to Isralink Communications, Inc. ("Isralink"), an Illinois corporation, which was founded by UniverCell's founder, Sean Fulda, and of which Mr. Fulda was also the sole stockholder. Isralink provided mobile phone rental services to U.S. travelers to Israel. Mr. Fulda endeavored to expand the overseas mobile phone rental business geographically beyond Israel, and opted to use UniverCell as the vehicle for doing so. On December 31, 1999, UniverCell issued shares of its common stock to Sean Fulda, the sole stockholder of Isralink, in exchange for Isralink's transfer to UniverCell of Isralink's accounts receivable, cellular telephones and certain liabilities. UniverCell also assumed Isralink's cellular service contract with an Israeli cellular service provider. The shares issued to Mr. Fulda in that transaction were exchanged for 27,390,000 shares at the Company's common stock in the exchange transaction which we completed in December 2001. This transaction was recorded as a transfer and exchange of entities under common control, and accordingly there was no step-up in basis of assets acquired or liabilities assumed by the Company. Isralink then ceased operations and was dissolved.

stock on the date of sale of the debentures, and (ii) 70% of the lowest closing bid price per share of our common stock for the 20 trading days immediately preceding the date of conversion. If the convertible debentures are not converted by the debenture holders before the second anniversary of the date of issuance, then they will be automatically converted into shares of common stock, on the basis of the foregoing formula on that anniversary date. The debentures bear interest at the rate of 6% per annum. The debentures were purchased by individual purchasers, none of whom was an affiliate of the Company.

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

     Our plan is to grow during 2002 through a combination of strategic acquisitions of U.S.-based international mobile phone rental companies, comparably sized or smaller, and through increases in net sales by expanded marketing and advertising. We also are negotiating agreements with marketing partners who will provide us with lead referrals and other access to customers in exchange for a share of revenues. If we are unable to raise additional capital or increase our sales, we will need to pursue a more conservative growth strategy.

     As of December 31, 2001, the Company's cash on hand was approximately $91,000, whereas we had cash on hand of approximately $333,000 on March 31, 2002 and approximately $311,000 as of June 30, 2002. This increase in cash on hand over December 31, 2001 was largely due to the proceeds of our private placement sale of an aggregate principal amount of $650,000 of convertible debentures, which we made in separate closings. These closings occurred on March 27, 2002, when we sold $315,000 principal amount (with gross proceeds of approximately $274,000 net of commissions to our placement agent), April 30, 2002, when we sold $285,000 principal amount (with gross proceeds of approximately $248,000 net of commissions to our placement agent) and May 7, 2002, when we sold $50,000 principal amount (with gross proceeds of approximately $44,000 net of commissions to our placement agent). Additionally, we had restricted cash balances of $35,000 as of December 31, 2001 in connection with a standby letter of credit which we caused a bank to issue to a vendor, but in February 2002, that letter of credit was reduced to $10,000, with the vendor's consent, and $25,000 was returned to us by the issuing bank. The reason our cash on hand decreased by approximately $22,000 from March 31, 2002 to June 30, 2002 is principally because we incurred increased expenses for salaries for new employees and expansion of our capacity, as well as continuing professional fees we paid during this period, offset by the proceeds of the April 30, 2002 and May 7, 2002 sales of our convertible debentures.

     For the six months ended June 30, 2002 the net cash used in our operating activities was approximately ($368,000), an increase of approximately $369,000 over net cash provided by operating activities of approximately $1,000 for the three months ended June 30, 2001. This increase is largely the result of greater net losses during the six months ended June 30, 2002 (approximately $399,000) as compared to net income during the six months ended June 30, 2001 (approximately $13,000), the interest expense recorded in connection with the amortization of deferred financing costs resulting from the fair value of the warrants we issued to our placement agent in connection with our private placement sale of convertible debentures in the first and second quarters of 2002 (approximately $50,000), a decrease in accounts receivable during the six months ended June 30, 2002 (approximately $(81,000)), as compared to the six months ended June 30, 2001 (approximately $(61,000)), an increase in accounts payable and accrued expenses during the second quarter of 2002 (approximately $91,000), as compared to the six months ended June 30, 2001 (approximately $44,000) and fewer current assets during the six months ended June 30, 2002 (approximately $(105,000)) as compared to the six months ended June 30, 2001 (approximately $(4,000)).

     During the remainder of 2002, the Company plans to significantly increase the scale of its rental activity (as compared to prior periods) and also to acquire additional businesses. These activities could result in our consuming cash at a greater rate than that at which we have previously done so.

CAPITAL TRANSACTIONS DURING SIX MONTHS ENDED JUNE 30, 2002

     STOCK ISSUANCE

     During 2001, we engaged certain consultants and professional advisors to assist us in the preparation of our business plan. In March 2002, we issued 925,000 shares of our common stock to pay certain consulting and other fees incurred in this connection, which were valued at $231,250, in the aggregate. The shares issued were valued at $0.25 per share.

     SALE OF CONVERTIBLE DEBENTURES AND ISSUANCE OF WARRANTS

     During the six months ended June 30, 2002, we engaged in a private placement offering of convertible debentures (convertible into shares of the Company's common stock).to certain accredited investors. We sold an aggregate principal amount of $650,000 of these debentures, $315,000 on March 27, 2002, $285,000 on April 30, 2002 and $50,000 on May 7, 2002. After the sale of these convertible debentures that closed on May 7, 2002, we terminated this private placement offering. These convertible debentures are convertible into common stock at the lesser of (i) 200% of the closing bid price per share of the Company's common stock on the date of sale of the debentures, and (ii) 70% of the lowest closing bid price per share of our common stock for the 20 trading days immediately preceding the date of conversion. If the debentures are not converted by their second anniversary by the debenture holders, then they will be automatically converted into shares of common stock, on the basis of the foregoing formula. The debentures bear interest at the rate of 6% per annum. The Company also entered into a registration rights agreement, which requires the Company to register for resale, all securities issuable upon conversion of the debentures. The debentures were purchased by individual purchasers, each of which were accredited investors and none of which were affiliates of the Company.

     In connection with the sale of these convertible debentures, we paid commissions in cash to our placement agent of 13% of the principal amount of debentures sold ($84,500). As additional compensation to our placement agent, we also issued warrants to purchase up to 1,300,000 shares of the Company's common stock. These warrants were issued to the placement agent (Hornblower & Weeks, Inc.) and certain of its employees, designated by the placement agent. The warrants have a term of two years from issuance date and have an exercise price that is equal to 105% multiplied by the lower of (i) 200% of the closing bid price per share on the closing date and (ii) 70% of the lowest closing bid price per share of the Company is common stock for the twenty (20) trading days immediately preceding the date of conversion. The Company also entered into a registration rights agreement, which requires the Company to register for resale, all securities issuable upon exercise of the warrants.

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

     On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS No. 146 to determine the impact upon adoption.

PART II     OTHER INFORMATION

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On March 6, 2002, we issued a total of 925,000 shares of common stock to certain consultants and professional advisors who had provided us with services in connection with the preparation of a business plan and the provision of certain other services. These services were performed between October 1, 2001 and December 31, 2001. The total value of these services was $231,250, and the shares were issued at a price of $.25 per share. We issued and sold our securities to these consultants in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D thereunder. Each of the securityholders agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Each securityholder also represented its intention to acquire the securities for investment only, and not with a view to the distribution thereof. We affixed appropriate legends to the stock certificates issued in such transactions. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each securityholder was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

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

     On April 30, 2002, gross proceeds of $285,000 were raised and released from escrow to the Company. The purchasers of debentures at this closing are as follows:

Name of Purchaser                 Principal Amount
--------------------------------------------------
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

     On May 7, 2002, gross proceeds of $50,000 were raised and released from escrow to the Company. The purchasers of debentures at this closing are as follows:

Name of Purchaser                 Principal Amount
---------------------------------------------------
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

     The Company utilized the services of Hornblower & Weeks, Inc. as its placement agent for this private placement offering of convertible debentures. Pursuant to our agreement with the placement agent, at each closing, we are to pay Hornblower & Weeks cash compensation equal to thirteen percent (13%) of the gross proceeds from sale of the debentures. Furthermore, we are required to issue warrants to persons that the placement agent shall designate to purchase the Company's common stock on the following basis: for every $1,000 of debentures sold by the Company, the Company is required to issue warrants to purchase 2,000 shares of the Company's common stock. The warrants are to have a term of two years from issuance date and have an exercise price that is equal to 105% multiplied by the lower of (i) 200% of the closing bid price per share on the closing date and (ii) 70% of the lowest closing bid price per share of the Company is common stock for the twenty (20) trading days immediately preceding the date of conversion. The Company also entered into a registration rights agreement, which requires the Company to register for resale, all securities issuable upon exercise of the warrants.

     Pursuant to our agreement with Hornblower & Weeks, we issued warrants to the following persons, who were designated to receive the warrants by Hornblower & Weeks:

March 27, 2002 Issuance of Warrants:

Warrant Holder               Number of Warrants
------------------------------------------------
Jason Goldstein                   337,500
Edward X. Sosa                    135,000
Hornblower & Weeks, Inc.          157,500

TOTAL                             630,000

April 30, 2002 Issuance of Warrants:

Warrant Holder               Number of Warrants
-----------------------------------------------
Jason Goldstein                  385,000
Edward X. Sosa                    42,500
Hornblower & Weeks, Inc.         142,500

TOTAL                            570,000

May 7, 2002 Issuance of Warrants:

Warrant Holder               Number of Warrants
------------------------------------------------
Jason Goldstein                  62,500
Tony Cedor                       12,500
Hornblower & Weeks, Inc.         25,000

TOTAL                           100,000

     The warrants include a cashless exercise option to the warrant holders, which allows the holder to receive a lesser number of shares of common stock in lieu of paying the exercise price in cash, which number will be based on the product of the total number of shares as to which the warrant is being exercised multiplied by the closing bid price of the common stock on the date of exercise, less the product of the total number of shares as to which the warrant is being exercised multiplied by then-current exercise price, divided by the closing bid price of the common stock on the date of exercise.

     UniverCell Holdings issued these warrants under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 under the Securities Act. Each warrant holder represented in writing that it was an accredited investor and that it had acquired the securities for its own account.

ITEM 4     OTHER

     BOARD OF DIRECTORS.

     Sean Y. Fulda founded our business. From the completion of the December 14, 2001 exchange transaction that implemented our current corporate structure until June 15, 2002, Mr. Fulda was our sole executive officer and sole director. Effective June 15, 2002, two additional directors joined our board: David M. Friedman and Michael D. Fulda. David M. Friedman is the holder of 1,750,000 shares of common stock (approximately 4.12% of the currently-outstanding shares of common stock). Michael D. Fulda is Sean Y. Fulda's father, and owns 660,000 shares of common stock in his own name, and, together with an additional 660,000 shares of common stock registered to his wife, Rivka Fulda, beneficially owns 1,320,000 shares of common stock (approximately 3.3% of the currently-outstanding shares of common stock).

     CHANGE OF ADDRESS.
In August 2002, the Company relocated to leased premises located at 1777 Reisterstown Road, Suite 295, Baltimore, MD 21208.

ITEM 5     EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Report:

(a)     Exhibit 99.1     Certification of Chief Executive Officer and Chief
                         Financial Officer Pursuant to 18 U.S.C. Section
                         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

        None filed during reporting period.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNIVERCELL HOLDINGS, INC.




Date:  September 10, 2002          By: /s/ Sean Y. Fulda
                                      -----------------
                                      Sean Y. Fulda
                                      Chief Executive Officer, President
                                      Principal Financial Officer and
                                      Chairman of the Board of Directors