Form 10QSB
period 2002-09-30
UNIVERCELL HOLDINGS INC
filed 2002-11-19
CIK 894680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002.

        OR

[  ]    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT  OF 1934 for the transition period from ___________ to ____________

                        Commission File Number 001-11624

                            UNIVERCELL HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                      FLORIDA                      11-3331350
           -------------------------------     ----------------------
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

Yes  [X]  No  [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: AS OF NOVEMBER 14, 2002, THERE WERE 40,650,504 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $0.0001, ISSUED AND OUTSTANDING.

                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS:
  CONDENSED  CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)
    AS  OF  SEPTEMBER  30,  2002                                     F-1
  CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
    (UNAUDITED)  FOR  THE  THREE  AND  NINE  MONTHS  ENDED
    SEPTEMBER  30,  2002  AND  2001                                  F-3
  CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
    (UNAUDITED) FOR THE NINE MONTHS  ENDED SEPTEMBER 30, 2002
    AND  2001                                                        F-4
  NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS          F-6

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                      1
ITEM  3  CONTROLS  AND  PROCEDURES                                     8

PART  II  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES                                      9
ITEM  4.  OTHER  INFORMATION                                          12
ITEM  5.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                       12

SIGNATURES                                                            13

      The accompanying notes are an integral part of these financial statements.

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

                                                       UNIVERCELL HOLDINGS, INC.

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                                                              September 30, 2002
--------------------------------------------------------------------------------


                                     ASSETS
                                     ------




CURRENT ASSETS
--------------
Cash and cash equivalents                                  $  171,748
Restricted cash balances                                       10,070
Accounts receivable, less allowance for doubtful accounts
of $35,000                                                    626,626
Other current assets                                          106,231
                                                           ----------


Total Current Assets                                                   $  914,675
                                                                       ----------


PROPERTY AND EQUIPMENT, Net                                                21,494
----------------------                                                 ----------


OTHER ASSETS
------------
  Security deposit                                              7,688
  Deferred financing costs                                    248,958
                                                           ----------


Total Other Assets                                                        256,646
                                                                       ----------


TOTAL ASSETS                                                           $1,192,815
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

                                                       UNIVERCELL HOLDINGS, INC.

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                                                              September 30, 2002
--------------------------------------------------------------------------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    ---------------------------------------




CURRENT LIABILITIES
-------------------
Accounts payable and accrued expenses                   $  513,795
                                                        -----------


Total Current Liabilities                                            $  513,795
                                                                     -----------


DEBENTURES PAYABLE                                         400,209
------------------


COMMITMENTS
-----------


STOCKHOLDERS' EQUITY
--------------------
Common stock, par value $0.0001 ; 50,000,000 shares
  authorized, 40,650,504 shares issued and outstanding       4,065
Additional paid in capital                                 984,685
Deficit                                                   (709,939)
                                                        -----------


TOTAL STOCKHOLDERS' EQUITY                                              278,811
                                                                     -----------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                 $1,192,815
                                                                     ===========

The accompanying notes are an integral part of these financial statements.

                                                       UNIVERCELL HOLDINGS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)


      For  the  Three  and  Nine  Months  Ended  September  30,  2002  and  2001
--------------------------------------------------------------------------------


                                         For the Three Months Ended      For the Nine Months Ended
                                         ----------------------------   ------------------------------
                                         September 30,   September 30,    September 30,  September 30,
                                              2001           2001            2001          2001
NET SALES                                $   346,755     $    318,344   $      649,141  $      692,662
---------                               --------------  --------------  --------------  --------------
COST OF SALES                                173,409          129,287          338,873         324,076
-------------                           --------------  --------------  --------------  --------------

GROSS PROFIT                                 173,346          189,057          310,268         368,586
                                        --------------  --------------  --------------  --------------

OPERATING EXPENSES                           277,055           78,724          693,053         248,521
------------------                      --------------  --------------  --------------  --------------

OPERATING (LOSS) INCOME                     (103,709)         110,333         (382,785)        120,065
                                        --------------  --------------  ---------------  -------------

OTHER INCOME (EXPENSE)
----------------------
Interest income                               1,707               337            2,006           3,804
Interest expense                            (150,380)              --         (270,796)             --
                                        --------------  --------------  ---------------  -------------

Total Other Expense                         (148,673)             337         (268,790)          3,804
                                        --------------  --------------  ---------------  -------------

NET (LOSS) INCOME, HISTORICAL               (252,382)         110,670         (651,575)        123,869





CHARGE IN LIEU OF INCOME
------------------------
 TAXES                                            --          (44,000)              --         (50,000)

------                                 ---------------  --------------  --------------  ---------------

PRO FORMA NET (LOSS) INCOME             $   (252,382)    $      66,670  $    (651,575)  $       73,869
                                        ==============  =============== ==============  ===============

PRO FORMA NET (LOSS) INCOME PER SHARE
--------------------------------------
Weighted average shares
 Outstanding                              40,314,410        33,000,000     39,930,202       33,000,000
                                        ==============  ===============  =============  ===============

Net loss per share, basic and diluted   $      (0.00)   $         0.00   $      (0.02)  $         0.00
                                        ============== ================  =============  ===============

The accompanying notes are an integral part of these financial statements.

                                                       UNIVERCELL HOLDINGS, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)


                           For the Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------



2001
                                                       ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net (Loss) Income                                     $(651,575)  $ 123,869
Adjustments to reconcile net loss to net
    cash used in operating activities:
Depreciation and amortization                             11,600      18,327
Interest expense - Deferred financing costs              148,542
Accrued interest - Convertible debentures                  8,914
Interest expense-  Beneficial conversion                 113,209
Changes in operating assets and liabilities:
Accounts receivable                                     (310,747)   (238,073)
Other current assets                                    (105,407)         --
Security deposit                                          (6,239)    (10,808)
Accounts payable and accrued expenses                    298,266      80,180
                                                       ----------  ----------

TOTAL ADJUSTMENTS                                        158,138    (150,374)
                                                       ----------  ----------

NET CASH USED IN OPERATING ACTIVITIES                   (493,437)    (26,505)
                                                       ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Purchases of property and equipment                      (13,931)     (5,463)
Redemption of certificate of deposit                      24,930          --
                                                       ----------  ----------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                    10,999      (5,463)
                                                       ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Repayment of stockholder loan                             (1,874)    (20,000)
Payment of Deferred financing costs                      (84,500)         --
Gross proceeds from the sale of Debenture securities     650,000          --
                                                       ----------  ----------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                 $ 563,626   $ (20,000)
                                                       ----------  ----------

The accompanying notes are an integral part of these financial statements.

                                                       UNIVERCELL HOLDINGS, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED), Continued


                           For the Nine Months Ended September 30, 2002 and 2001
                           -----------------------------------------------------



                                                             2002      2001
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                     $ 81,188  $(51,968)

CASH AND CASH EQUIVALENTS - Beginning                        90,560    96,131
-------------------------                                  --------  ---------

CASH AND CASH EQUIVALENTS - Ending                         $171,748  $ 44,163
-------------------------                                  ========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
  Non Cash Investing And Financing Activities:

    Issued common stock warrants as placement fee          $313,000  $     --
    Issued common stock as settlement of accounts payable  $231,250  $     --



The accompanying notes are an integral part of these financial statements.

                                                       UNIVERCELL HOLDINGS, INC.


                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE  1-  Basis  of  Presentation
          -----------------------

     The condensed consolidated balance sheet of UniverCell Holdings, Inc. (the "Company") as of September 30, 2002, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Commission.


NOTE  2  -  The  Company  and  Nature  of  Business
            ---------------------------------------

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

                                                       UNIVERCELL HOLDINGS, INC.

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  2  -  The  Company  and  Nature  of  Business,  continued
            ---------------------------------------------------

     The net assets assigned to Univercell on December 31, 1999 were as follows:

     Accounts receivable                                                $11,000
     Cellular equipment                                                  15,500
     Accounts payable                                                    (5,000)
                                                                        --------
          Net Assets Assigned                                           $21,500
                                                                        ========


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


NOTE  3  -  Selected  Significant  Accounting  Policies
            -------------------------------------------

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

                                                       UNIVERCELL HOLDINGS, INC.

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE  3  -  Selected  Significant  Accounting  Policies
            -------------------------------------------

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

     Income  Taxes
     -------------
     The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset in the amount of approximately $160,000 as of September 30, 2002 and due to recurring losses has recorded a valuation allowance of the whole amount.

     As a result of the Reverse Acquisition Transaction, on December 14, 2001, UniverCell Global terminated its "S" Corporation tax status and became taxable as a "C" Corporation. If UniverCell Global were taxable as a "C" Corporation for all periods presented, pro forma net income and pro forma net income per share for the three and nine months ended September 30, 2001 would have been approximately $66,700, or $0.00 per share, and $73,900, or $0.00 per share, respectively. The Company incurred a net operating loss in the current year, which gave rise to a deferred tax asset. Management has determined that a valuation allowance was appropriate for the full amount of the deferred tax asset at December 31, 2001.

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

                                                       UNIVERCELL HOLDINGS, INC.

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  3  -  Selected  Significant  Accounting  Policies,  continued
            -------------------------------------------

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

                                                       UNIVERCELL HOLDINGS, INC.

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  3  -  Selected  Significant  Accounting  Policies,  continued
            -------------------------------------------

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


NOTE  4  -  Commitments  and  Contingencies
            -------------------------------

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

     Concentration  of  Business  Risk
     ---------------------------------
     The Company acquired cellular airtime from two foreign vendors for the nine months ended September 30, 2002 and 2001. In the event the Company is unable to acquire airtime on favorable terms the result could have a significant impact on the Company's operations and operating profits.

     Payroll  Taxes
     --------------
     The Company has not filed payroll tax returns from January 1, 2001 through December 31, 2001. As of September 30, 2002, the past due amounts have been included in accrued expenses totaling approximately $13,000 and consist of payroll taxes owed and estimated penalties and interest.

                                                       UNIVERCELL HOLDINGS, INC.

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  4  -  Commitments  and  Contingencies
            -------------------------------

Employment  Agreement
---------------------
Effective January 1, 2002, the Company entered into a five year employment agreement with the Company's Chief Executive Officer, Sean Y. Fulda. The annual salary will be $75,000 for the year ending December 31, 2002, with annual increases and discretionary bonuses. The minimum commitments under the employment agreement are as follows:


                                   Year ending
                                   December 31,    Amount
                            --------------------------------------
                                     2003           $125,000

                                     2004            140,000
                                     2005            160,000
                                     2006            180,000
                                                    --------
                                                     605,000
                                                    ========

NOTE  5  -  Stockholders  Equity
            --------------------

     During March 2002, the Company issued 925,000 shares of its Common Stock to various consultants as payment for services rendered in 2001 in the amount of $231,250 for consulting and professional fees. Included in this issuance were 75,000 shares issued to a relative of an officer.

     On August 22, 2002 the Company issued 583,408 shares of its Common Stock upon the cashless exercise of 1,300,000 warrants issued as a placement fee in connection with convertible debentures (See Note 6)

NOTE  6  -  Convertible  Debentures
            -----------------------

     In March 2002, the Company entered into an agreement with a Placement Agent. The Placement Agent was engaged as the non-exclusive placement agent in connection with a proposed offering for a private placement of Convertible Debentures (the "Debentures"). The Company offered for sale to investors through the placement agent a minimum of $500,000 and a maximum of $1,000,000 of the Company's Debentures at various face amounts. Pursuant to the terms of the agreement, the purchases and sales of the Debentures occur at one or more closings (at September 30, 2002 the Private Placement is closed), the first of which occurs when buyers have deposited with the escrow agent a minimum of $250,000. During the nine months ended September 30, 2002, gross proceeds of $650,000 were raised and released from escrow to the Company. These convertible Debentures bear interest at the rate of 6% per annum, and mature two years from the date of issuance, unless converted into Common Stock of the Company at the

                                                       UNIVERCELL HOLDINGS, INC.

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  6  -  Convertible  Debentures,  continued
            -----------------------

     holder's option. If not previously converted by the holder, the Debentures will be automatically converted upon maturity. The conversion rate will be based on the lesser of (i) 200% of the closing bid price per share of the Company's Common Stock on the closing date and (ii) 70% of the lowest closing bid price per share of the Company's Common Stock for the twenty
     (20) trading days immediately preceding the date of conversion. Accordingly, the Company recorded a deferred debt discount in the amount of $363,000 to reflect the beneficial conversion feature of the debentures.
     Pursuant to Emerging Issues Task Force Issue 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" the Company will accrete the deferred debt discount over the two-year term of the Debentures. During the nine months ended September 30, 2002, the Company recorded interest expense in the amount $49,834 related to the accretion of the deferred debt discount.

     At each closing, the placement agent is to receive cash compensation equal to thirteen percent (13%) of the gross proceeds of the Debentures. Furthermore, the Company is required to issue warrants to persons that the placement agent shall designate to purchase the Company's Common Stock on the following basis: For every $1,000 of Debentures sold by the Company, the Company is required to issue warrants to purchase 2,000 shares of the Company's Common Stock. During the three months ended September 30, 2002, this resulted in the issuance of 1,300,000 warrants for services related to the placement of the Debentures (as discussed in Note 5 these warrants were exercised on a cashless basis). The fair value of these warrants of $313,000 has been recorded as a deferred financing cost, which is being amortized over the two-year term of the Debentures. The warrants have a term of two years from issuance date and have an exercise price that is equal to 105% multiplied by the lower of (i) 200% of the closing bid price per share on the closing date and (ii) 70% of the lowest closing bid price per share of the Company is Common Stock for the twenty (20) trading days immediately preceding the date of conversion.

     In connection with the private placement the Company entered into a registration rights agreement that requires it to register for resale all securities issued pursuant to the private placement (both the Debentures and the warrants). The Company has registered such securities. The registration statement became effective during October 2002.

                                                       UNIVERCELL HOLDINGS, INC.

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

     The following discussion should be read in conjunction with the condensed consolidated Financial Statements for the period ended September 30, 2002 and the Notes thereto and our Annual Report.

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

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

NET  SALES

     Net sales for the three months ended September 30, 2002 were approximately $347,000 , an increase of approximately $29,000 , or 9%, from net sales of approximately $318,000 for the three months ended September 30, 2001. This increase was primarily due to customers referred through our preferred alliance agreement with Avis rent-a-car. The relatively small increase from such a preferred alliance is due to a decrease in the number of our regular customers who rented cell phones in the third quarter of 2002 compared to the third quarter of 2001. We attribute this decrease to fewer people traveling from the U.S. abroad due to security concerns arising from the terrorist attacks of September 11, 2001 and also due to the economic downturn in the U.S.

COST  OF  SALES

     Cost of sales for the three months ended September 30, 2002 was approximately $173,000 an increase of approximately $44,000, or 34%, from approximately $129,000 for the three months ended September 30, 2001. This increase in costs of sales was primarily due to the increased volume of cellular lines that we maintained.

GROSS  PROFIT

     Gross profit for the three months ended September 30, 2002 was approximately $173,000 , a decrease of approximately $16,000 , or 9%, from approximately $189,000 of gross profit the three months ended September 30, 2001. This decrease is largely the result of the fewer sales experienced during the third quarter of 2002 to regular customers on a higher number of cellular lines as compared to the third quarter of 2001. The Company believes that the amount of gross profit is sufficiently small that the decrease in percentage is not indicative of any particular trend.

OPERATING  EXPENSES

     Operating expenses for the three months ended September 30, 2002 were approximately $277,000, an increase of approximately $198,000, or 250%, over operating expenses of approximately $79,000 during the three months ended September 30, 2001. The largest components of our operating expenses in the third quarter of 2002 were fees paid to our professional advisors, advertising costs, automobile lease expenses and office rent. The professional fees we incurred consisted principally of legal fees (approximately $106,000), accounting fees (approximately $27,000). During the third quarter of 2001, we did not incur any comparable expenses, as we did not engage professional advisors for similar services during that period. The Company incurred legal and accounting costs in the third quarter of 2002 in order to comply with SEC reporting requirements and other complexities resulting from the Company's capital raise.

     Advertising costs for the three months ended September 30, 2002 were approximately $19,000, as compared with advertising costs incurred during the three months ended September 30, 2001 of approximately $13,000. This increase in advertising expenditures represents an increased use of media advertising as a means to attract customers (as opposed to focusing on trade shows and promotions to the travel industry), as well as the transitioning of our advertising program from niche-oriented publications to broader-interest, national publications relevant to our target markets. Increased expenditures for media advertising were offset by decreased expenditures on trade show presence and promotional items directed to the travel industry. We expect that our advertising expenses will increase in the future, as we intend to expand our advertising efforts to attract more customers. Our ability to fund advertising costs will depend on our operating revenues and capital raised from other sources.

OTHER  EXPENSES

     During the three months ended September 30, 2002, we incurred interest expenses of approximately $150,000 to reflect accrued interest, deferred financing costs and the beneficial conversion feature in connection with our private placement sale of convertible debentures in the aggregate principal amount of $650,000. The interest expense results from accrued interest during the first and second quarter on these debentures (approximately $4,000, accrued at the rate of 6% per annum), deferred financing costs (approximately $67,000) and the beneficial conversion (approximately $50,000) associated with the convertible debentures sold in our private placement offering during the first and second quarters of 2002. There were no comparable expenses recorded for the nine months ended September 30, 2001 because the Company did not engage in any comparable transactions during that period.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

NET  SALES

     Net sales for the nine months ended September 30, 2002 were approximately $649,000, a decrease of approximately $44,000, or 6%, from net sales of approximately $693,000 for the nine months ended September 30, 2001. This decrease was primarily due to a decrease in the number of our customers who rented cell phones in the first three quarters of 2002 compared to the first three quarters of 2001. We attribute this decrease to fewer people traveling from the U.S. abroad due to security concerns arising from the terrorist attacks of September 11, 2001 and also due to the economic downturn in the U.S.

COST  OF  SALES

     Cost of sales for the nine months ended September 30, 2002 was approximately $339,000 an increase of approximately $15,000, or 5%, from approximately $324,000 for the nine months ended September 30, 2001. This increase in costs of sales was primarily due to the increased number of cellular lines that we maintained
GROSS  PROFIT

     Gross profit for the nine months ended September 30, 2002 was approximately $310,000, a decrease of approximately $59,000, or 16%, from approximately $369,000 of gross profit for the nine months ended September 30, 2001. This decrease is largely the result of the fewer sales experienced during the first three quarters of 2002 as compared to the first three quarters of 2001. The Company believes that the amount of gross profit is sufficiently small that the decrease in percentage is not indicative of any particular trend.

OPERATING  EXPENSES

     Operating expenses for the nine months ended September 30, 2002 were approximately $693,000, an increase of approximately $444,000 or 178%, over operating expenses of approximately $249,000 during the nine months ended September 30, 2001. The largest components of our operating expenses in the first three quarters of 2002 were fees paid to our professional advisors, advertising costs, costs of sales representatives, automobile lease expenses and office rent. The professional fees we incurred consisted principally of legal fees (approximately $217,000), accounting fees (approximately $118,000) and investor relations fees (approximately $41,000). During the first three quarters of 2001, we did not incur any comparable expenses, as we did not engage professional advisors for similar services during that period. The Company incurred legal and accounting costs in the nine months ended September 30, 2002 in order to comply with SEC reporting requirements and other complexities resulting from the Company's capital raise.

     Advertising costs for the nine months ended September 30, 2002 were approximately $61,000, as compared with advertising costs incurred during the nine months ended September 30, 2001 of approximately $60,000. Advertising expenditures remained the same and represents an increased use of media advertising as a means to attract customers (as opposed to relying on trade shows and promotions to the travel industry), as well as the transitioning of our advertising program from niche-oriented publications to broader-interest, national publications relevant to our target markets. In furtherance of our current advertising program, we published advertisements in the 2002 issues of Conde Nast Traveler, Travel and Leisure and Travel Holiday magazines. These resulting increased expenditures were offset by decreased expenditures on trade show presence and promotional items directed to the travel industry. We expect that our advertising expenses will increase in the future, as we intend to expand our advertising efforts to attract more customers. Our ability to fund advertising costs will depend on our operating revenues and capital raised from other sources.

OTHER  EXPENSES

     During the nine months ended September 30, 2002, we incurred interest expenses of approximately $271,000 to reflect accrued interest, deferred financing costs and the beneficial conversion feature in connection with our private placement sale of convertible debentures in the aggregate principal amount of $650,000. The interest expense results from accrued interest during the first three quarters on these debentures (approximately $8,000), deferred financing costs (approximately $67,000) and the beneficial conversion (approximately $50,000) associated with the convertible debentures sold in our private placement offering during the first three quarters of 2002. Because the first of these convertible debentures were issued on March 27, 2002, there was only a negligible amount of related expenses recognized in the first quarter of 2002. There were no comparable expenses recorded for the nine months ended September 30, 2001 because the Company did not engage in any comparable transactions during that period.

INCOME  TAXES

     We recorded no provision for foreign, federal or state income taxes for the first three quarters of 2001. The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset in the amount of approximately $160,000 as of September 30, 2002 and due to recurring losses has recorded a valuation allowance of the whole amount.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception through September 30, 2002, we have operated with a cumulative loss of approximately $710,000, and we may continue to incur operating losses in the future, dependent upon the degree of commercial acceptance of our services. To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and our operating income. Since our inception through September 30, 2002, we have received aggregate gross proceeds from the sale of equity securities of $750,000, a capital contribution in connection with the Isralink transaction valued at $21,500, and an interest-free line of credit from our principal stockholder in the amount of $150,000. The line of credit was paid in full during the first quarter of 2002 and has now expired.

     During the first quarter of 2002, we raised gross proceeds of $315,000 (approximately $274,000 net of commissions to our placement agent) from the sale on March 27, 2002 of convertible debentures. During the second quarter of 2002, we raised gross proceeds of $335,000 (approximately $291,000 net of commissions to our placement agent), from the sale on April 30 2002 ($285,000 principal amount) and May 7, 2002 ($50,000 principal amount) of convertible debentures. All of these convertible debentures were sold pursuant to a private placement offering we made to accredited investors. After closing the May 7, 2002 sale of these convertible debentures, we terminated that private placement offering. The convertible debentures are convertible into shares of the Company's common stock. The debentures are convertible at a conversion rate which equals the lesser of (i) 200% of the closing bid price per share of the Company's common stock on the date of sale of the debentures, and (ii) 70% of the lowest closing bid price per share of our common stock for the 20 trading days immediately preceding the date of conversion. If the convertible debentures are not converted by the debenture holders before the second anniversary of the date of issuance, then they will be automatically converted into shares of common stock,

_________________________________
 1 UniverCell was organized as an Illinois corporation on March 22, 1999, and is the successor to Isralink Communications, Inc. ("Isralink"), an Illinois corporation, which was founded by UniverCell's founder, Sean Fulda, and of which Mr. Fulda was also the sole stockholder. Isralink provided mobile phone rental services to U.S. travelers to Israel. Mr. Fulda endeavored to expand the overseas mobile phone rental business geographically beyond Israel, and opted to use UniverCell as the vehicle for doing so. On December 31, 1999, UniverCell issued shares of its common stock to Sean Fulda, the sole stockholder of Isralink, in exchange for Isralink's transfer to UniverCell of Isralink's accounts receivable, cellular telephones and certain liabilities. UniverCell also assumed Isralink's cellular service contract with an Israeli cellular service provider. The shares issued to Mr. Fulda in that transaction were exchanged for 27,390,000 shares at the Company's common stock in the exchange transaction which we completed in December 2001. This transaction was recorded as a transfer and exchange of entities under common control, and accordingly there was no step-up in basis of assets acquired or liabilities assumed by the Company. Isralink then ceased operations and was dissolved.

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

     As of December 31, 2001, the Company's cash on hand was approximately $91,000, whereas we had cash on hand of approximately $172,000 as of September 30, 2002. This increase in cash on hand over December 31, 2001 was largely due to the proceeds of our private placement sale of an aggregate principal amount of $650,000 of convertible debentures, which we made in separate closings. These closings occurred on March 27, 2002, when we sold $315,000 principal amount (with gross proceeds of approximately $274,000 net of commissions to our placement agent), April 30, 2002, when we sold $285,000 principal amount (with gross proceeds of approximately $248,000 net of commissions to our placement agent) and May 7, 2002, when we sold $50,000 principal amount (with gross proceeds of approximately $44,000 net of commissions to our placement agent). Additionally, we had restricted cash balances of $35,000 as of December 31, 2001 in connection with a standby letter of credit which we caused a bank to issue to a vendor, but in February 2002, that letter of credit was reduced to $10,000, with the vendor's consent, and $25,000 was returned to us by the issuing bank. The reason our cash on hand decreased by approximately $152,000 from March 31, 2002 to September 30, 2002 is principally because we incurred increased expenses for salaries for new employees and expansion of our capacity, as well as continuing professional fees we paid during this period, offset by the proceeds of the April 30, 2002 and May 7, 2002 sales of our convertible debentures.

     For the nine months ended September 30, 2002 the net cash used in our operating activities was approximately $493,000 an increase of approximately $466,000 over net cash used in operating activities of approximately $27,000 for the nine months ended September 30, 2001. This increase is largely the result of greater net losses during the nine months ended September 30, 2002 (approximately $652,000) as compared to net income during the nine months ended September 30, 2001 (approximately $123,000), the interest expense recorded in connection with the amortization of deferred financing costs resulting from the fair value of the warrants we issued to our placement agent in connection with our private placement sale of convertible debentures for the nine months ended September 30 , 2002 (approximately $270,000).

     During the remainder of 2002, the Company plans to significantly increase the scale of its rental activity (as compared to prior periods) and also to acquire additional businesses. These activities could result in our consuming cash at a greater rate than that at which we have previously done so.

CAPITAL  TRANSACTIONS  DURING  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002

STOCK  ISSUANCE

     During 2001, we engaged certain consultants and professional advisors to assist us in the preparation of our business plan. In March 2002, we issued 925,000 shares of our common stock to pay certain consulting and other fees incurred in this connection, which were valued at $231,250, in the aggregate. The shares issued were valued at $0.25 per share.

SALE  OF  CONVERTIBLE  DEBENTURES  AND  ISSUANCE  AND  EXERCISE  OF  WARRANTS

     During the nine months ended September 30, 2002, we engaged in a private placement offering of convertible debentures (convertible into shares of the Company's common stock) to certain accredited investors. We sold an aggregate principal amount of $650,000 of these debentures, $315,000 on March 27, 2002, $285,000 on April 30, 2002 and $50,000 on May 7, 2002. After the sale of these convertible debentures that closed on May 7, 2002, we terminated this private placement offering. These convertible debentures are convertible into common stock at the lesser of (i) 200% of the closing bid price per share of the Company's common stock on the date of sale of the debentures, and (ii) 70% of the lowest closing bid price per share of our common stock for the 20 trading days immediately preceding the date of conversion. If the debentures are not converted by their second anniversary by the debenture holders, then they will be automatically converted into shares of common stock, on the basis of the foregoing formula. The debentures bear interest at the rate of 6% per annum. The Company also entered into a registration rights agreement, which requires the Company to register for resale, all securities issuable upon conversion of the debentures. The debentures were purchased by individual purchasers, each of which were accredited investors and none of which were affiliates of the Company.

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

     On August 22, 2002, all four of the warrant holders elected to exercise all of their warrants, and no more warrants are outstanding. All of the warrant holders elected to use the "cashless exercise" option provided by the warrants' terms. This cashless exercise option allows the warrant holder to receive shares of common stock without paying cash for the exercise price. Under this provision, instead of receiving the full number of shares represented by the warrant, the warrant holder pays the exercise price in the form of stock, and receives fewer shares than if the holder paid cash. As a result, we did not receive any cash payment of the exercise price.

     The warrants' cashless exercise provision determines the net number of shares issued by applying the following formula:

Net  Number  =  (A  x  B)  -  (A  x  C)
                -----------------------
                            B

     Where: A = total number of shares warrant is exercised for B = closing bid price of common stock on date of exercise
               C  =  warrant  exercise  price  on  date  of  exercise

     The holders of all warrants (representing a total of 1,300,000 shares of common stock) exercised all their warrants on August 22, 2002 as a cashless exercise. On this date, the closing bid price of the common stock was $0.06, and the warrant exercise price was $0.0330735. As a result, we issued 583,408 shares of common stock as of August 22, 2002 in connection with these warrants, and no warrants remain outstanding.

     UniverCell Holdings issued the warrants and underlying shares of common stock under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 under the Securities Act. Each securityholder represented in writing that it was an accredited investor and acquired the securities for its own account.

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

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

        Not  applicable

ITEM  4  -  CONTROLS  AND  PROCEDURES

Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the date of this report, and, based on their evaluations, they believe that our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     Beginning in March 2002, the Company commenced a private placement offering of convertible debentures due 2004. The Company sought to sell a minimum principal amount of $500,000 of these debentures and a maximum principal amount of $1,000,000. The debentures were offered under a securities purchase agreement, pursuant to which the purchases and sales of the debentures occur at one or more closings, the first of which occurs when buyers have deposited with the escrow agent a minimum of $250,000.

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

     On March 27, 2002, gross proceeds of $315,000 were raised and released from escrow to the Company. The purchasers of debentures at this closing are as follows:




Name of Purchaser               Principal Amount
------------------------------  -----------------
Scott J. and Robin L. Hughes    $          20,000
Ronald S. Sheldon Living Trust             25,000
Stephen Vedo                               50,000
Crusoe Capital                             20,000
Paul Dowden                               100,000
Michael A. Siese                          100,000
                                -----------------

     TOTAL 3/27/02 CLOSING:     $         315,000
                                =================

     On April 30, 2002, gross proceeds of $285,000 were raised and released from escrow to the Company. The purchasers of debentures at this closing are as follows:




Name of Purchaser                   Principal Amount
----------------------------------  -----------------
Clifton H. Kees and Jane I. Kees
Trustees for Kees Family
Living Trust                        $          30,000
Peter Card                                     20,000
George E. Anderson                             10,000
Neil Jones                                     20,000
Robert Duch                                    20,000
Daniel Grillo                                  50,000
Lance Adams                                    20,000
Bonney Goldstein Irrevocable Trust             15,000
Terry L. and Carol S. Conner                   25,000
Charles Xue                                    50,000
Joseph L. Maggini                              25,000
                                    -----------------

     TOTAL 4/30/02 CLOSING:         $         285,000
                                    =================

     On May 7, 2002, gross proceeds of $50,000 were raised and released from escrow to the Company. The purchasers of debentures at this closing are as follows:




Name of Purchaser                  Principal Amount
---------------------------------  -----------------
J. Michael Moyer                   $          25,000
Troy Otillio and Jennifer Otillio
Ttees for the Troy and Jennifer
Otillio Living Revocable Trust
Dtd:  11/5/96                                 25,000
                                   -----------------

     TOTAL 5/7/02 CLOSING:         $          50,000
                                   =================



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

     Pursuant to our agreement with Hornblower & Weeks, we issued warrants to the following persons, who were designated to receive the warrants by Hornblower & Weeks:




March 27, 2002 Issuance of Warrants:
Warrant Holder                        Number of Warrants
------------------------------------  ------------------
Jason Goldstein                                  337,500
Edward X. Sosa                                   135,000
Hornblower & Weeks, Inc.                         157,500
                                      -

     TOTAL                                       630,000
                                      ==================





April 30, 2002 Issuance of Warrants:
Warrant Holder                        Number of Warrants
------------------------------------  ------------------
Jason Goldstein                                  385,000
Edward X. Sosa                                    42,500
Hornblower & Weeks, Inc.                         142,500
                                      -

     TOTAL                                       570,000
                                      ==================





May 7, 2002 Issuance of Warrants:
Warrant Holder                     Number of Warrants
---------------------------------  ------------------
Jason Goldstein                                62,500
Tony Cedor                                     12,500
Hornblower & Weeks, Inc.                       25,000
                                   -

TOTAL                                         100,000
                                   ==================



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

     On August 22, 2002, all four of the warrant holders elected to exercise all of their warrants, and no more warrants are outstanding. All of the warrant holders elected to use the "cashless exercise" option provided by the warrants' terms. This cashless exercise option allows the warrant holder to receive shares of common stock without paying cash for the exercise price. Under this provision, instead of receiving the full number of shares represented by the warrant, the warrant holder pays the exercise price in the form of stock, and receives fewer shares than if the holder paid cash. As a result, we did not receive any cash payment of the exercise price.

     The warrants' cashless exercise provision determines the net number of shares issued by applying the following formula:

Net  Number  =  (A  x  B)  -  (A  x  C)
                ------
                            B

     Where: A = total number of shares warrant is exercised for B = closing bid price of common stock on date of exercise
               C  =  warrant  exercise  price  on  date  of  exercise

     The holders of all warrants (representing a total of 1,300,000 shares of common stock) exercised all their warrants on August 22, 2002 as a cashless exercise. On this date, the closing bid price of the common stock was $0.06, and the warrant exercise price was $0.0330735. As a result, we issued 583,408 shares of common stock as of August 22, 2002 in connection with these warrants, and no warrants remain outstanding.

     UniverCell Holdings issued the warrants and underlying shares of common stock under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 under the Securities Act. Each securityholder represented in writing that it was an accredited investor and acquired the securities for its own account.

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


                              UNIVERCELL  HOLDINGS,  INC.




Date:  November  19,  2002          By:  /s/  Sean  Y.  Fulda
                                         ------------------------
                                             Sean  Y.  Fulda
                                             Chief Executive Officer, President
                                             Principal Financial Officer and
                                             Chairman of the Board of Directors

                                  CERTIFICATION
I, Sean Fulda, the President, Chief Executive Officer and Chief Financial Officer of Univercell Holdings, Inc., certify that:
1. I have reviewed this Quarterly Report on Form 10-QSB of Univercell Holdings, Inc. for the period ended September 30, 2002 (this "Quarterly Report");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

(c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  19,  2002
                                      /s/  Sean  Fulda
                                      ----------------
                                           Sean  Fulda

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Univercell Holdings, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Sean
Y. Fulda, Chief Executive Officer and President and the Principal Financial Officer of the Company, certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that the undersigned has reviewed  the  Report  and  to  the  knowledge  of  the  undersigned:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                    /s/  Sean  Y.  Fulda

                                                    Sean  Y.  Fulda
                                                    Chief Executive Officer and
                                                    Principal Financial Officer
                                                    November  19,  2002