Form 10KSB
period 2002-12-31
UNIVERCELL HOLDINGS INC
filed 2003-05-21
CIK 894680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31, 2002.

                  OR

         [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _________________

                        Commission File Number 001-11624

                            UNIVERCELL HOLDINGS, INC.
           (Name of small business issuer as specified in its charter)

---------------------------------------- -------------------------------------
              FLORIDA                               11-3331350
---------------------------------------- -------------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)              Identification Number)
---------------------------------------- -------------------------------------

                        1777 REISTERSTOWN ROAD, SUITE 295
                            BALTIMORE, MARYLAND 21208
              (Address of Principal Executive Offices and Zip Code)


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

Issuer's revenues for the twelve months ended December 31, 2002 were $953,905.

The market value of securities held by non-affiliates is $124,732, based on the average closing bid and asked bid price of $0.005 of the issuer's common stock on May 20, 2003, as quoted on the Over-the-Counter Electronic Bulletin Board.

As of May 20, 2003, there were 52,952,380 shares of the issuer's common stock, par value $0.0001 issued and outstanding. Of these, 24,946,301 shares are held by non-affiliates of the issuer.


                                Table of contents


ITEM 1        BUSINESS.........................................................................................4


ITEM 2        PROPERTIES......................................................................................28


ITEM 3        LEGAL PROCEEDINGS...............................................................................28


ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................29


ITEM 5        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................29


ITEM 6        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION............30


ITEM 7        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................34


ITEM 8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............34


ITEM 9        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................34


ITEM 10       EXECUTIVE COMPENSATION..........................................................................36


ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................38


ITEM 12       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS............................................38


ITEM 13       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................................40


ITEM 14       CONTROLs AND PROCEDURES.........................................................................41


                                     PART I

         Corporate Structure; Identification of Entities. UniverCell Holdings, Inc. ("UniverCell Holdings") is a holding company, which currently has one operating subsidiary, UniverCell Global Phone Rentals, Inc. ("UniverCell Global"). References to "us," "our" and "we" in this Report refer to the consolidated business of the UniverCell Holdings and UniverCell Global, unless the context clearly indicates otherwise.

         Cautionary statement regarding forward-looking statements. Certain statements in this Report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operation section (Item 7 of this report below). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievement to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others:

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


         These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. See "Business - Other Risk Factors," for a discussion of certain risks, including those relating to a business such as ours with a limited operating record and with operating losses, and those risks relating to our common stock and its market value.

ITEM 1   BUSINESS

OVERVIEW OF OUR BUSINESS

         UniverCell Holdings carries on its business through its wholly-owned subsidiary, UniverCell Global Phone Rental, Inc., which we refer to as UniverCell Global. UniverCell Global is currently the only subsidiary of UniverCell Holdings.

         Our business is providing mobile telephone services to U.S. travelers going overseas. Mobile phone services most commonly used in the U.S. are not compatible with service providers abroad. Therefore, most U.S. travelers cannot use their own mobile phones while traveling overseas. Consequently, most U.S. travelers do not have mobile phone access when traveling abroad. Because there are many people who travel from the U.S. abroad who we believe would want or require mobile phone services and they, for the most part, are unable to receive service overseas with their own mobile phones, we perceive a market opportunity for our services.

         We currently offer wireless phone, fax, data and Internet communication services to business travelers, leisure travelers and students traveling to over 140 foreign countries. Our services include:

         o        international cellular phone rentals;
         o        GSM service;
         o        prepaid international wireless GSM service and sales;
         o        satellite phone rentals and sales; and
         o        high-speed data card rentals and sales.

         Our business opportunity arises mainly from a lack of compatibility between the prevalent mobile phone technology used in the U.S. and the mobile phone technology used in most other countries. In the U.S., the principal mobile telephony systems are analog and digital networks, whereas most other countries use the GSM platform. An analog or digital phone will not work on a GSM network, and a GSM phone must use the same frequency as the local GSM network in order to work.

         Analog and digital networks were created in the U.S with billions of dollars in capital investment. To implement a GSM platform in the U.S. would require substantial additional investment. We do not expect the principal mobile phone carriers in the U.S. to abandon their existing networks and create a GSM platform in the short term. The high start-up cost of establishing a GSM platform for the U.S. market also acts as a barrier to entry by other market participants. Moreover, we expect that digital and analog carriers will compete aggressively to protect their market share from VoiceStream and other new market entrants using a GSM platform in the U.S. Thus, although we do anticipate growth in the number of U.S. mobile phones carried on a GSM platform over time, we believe that digital and analog networks are entrenched in a large market segment and will continue to dominate the U.S. market for the next several years.

         GSM is a chip-based cellular telephone system that utilizes a miniature smart card for account verification. This distinguishes GSM phones from conventional cellular phones, which have an electronic identification number programmed into each individual cell phone. The smart card gives GSM phones greater flexibility because the card is detachable and interchangeable with any other GSM phone. Our phones operate on GSM systems in more than 140 countries, utilizing more than 470 networks, while maintaining the same phone number.

         Providing mobile telephone services to U.S. travelers abroad is a niche market in its fledgling stage, with very little market penetration at present. Our objective is to develop this market and become a leading provider of international mobile phone services to U.S.-based international travelers. We anticipate expanding our product line as we grow, both to adapt to changing technology and to add products that will complement and expand our core business.

         Our revenues to date have been modest, but we have been able to produce revenues since UniverCell Global began operating in 2000. In 2000, our net sales were approximately $695,000, with net income of approximately $86,000. In 2001, our net sales were approximately $797,000, with a net loss of approximately $144,000. In 2002, our net sales were approximately $954,000, with a net loss of approximately $641,000. We incurred a loss during 2002 primarily due to the costs incurred in connection with the issuance of the convertible debentures.

         To date, we have operated with low costs, while still being able to attract customers with appealing products and services delivered at competitive prices. Our low costs are the result of what management believes to be favorable terms for its supply agreements for equipment, cellular airtime and shipping services we use in our business, as well as a small workforce and modest administrative costs. A substantial number of our customers have been obtained through our partnering efforts with travel agents and others in the travel industry. These corporate partners offer referrals to us as a value-add to their own sales to the overseas travelers they serve, and we pay them commissions and referral fees. We have also used advertising directed at segments of our target market in order to attract customers. We believe our acquisition cost per customer has historically been reasonably low, primarily due to this corporate partnering approach.

CORPORATE STRUCTURE AND BACKGROUND

         SUMMARY

         We began operating our international mobile phone rental business through UniverCell Global. UniverCell Holdings acquired a company known as Hypermedia Communications, Inc., which at the time was an inactive publicly-held company that had no operations or assets. We entered into a reverse merger exchange transaction which caused UniverCell Holdings to become publicly held and UniverCell Global to become the wholly-owned subsidiary of UniverCell Holdings. This exchange transaction was completed on December 14, 2001.

         DESCRIPTION

         Hypermedia Communications was originally organized as a California corporation on August 18, 1989. Formerly, Hypermedia Communications provided information and business services for the global Internet architect community, but it discontinued operating this business in December 2000. On December 7, 2000, Hypermedia Communications sold virtually all of its assets to Internet.com Corporation, which is not affiliated with us. From that time until the summer of 2001, Hypermedia Communications had no assets, no employees and conducted no operations, although its common stock was held by approximately 350 holders, was registered with the SEC and was listed for quotation on the OTCBB.

         In the summer of 2001, Hypermedia Communications and its majority shareholder, Robert Esposito, began negotiations with UniverCell Global to enter into a share exchange transaction whereby UniverCell Global would become a wholly-owned subsidiary of the company. In anticipation of that transaction, Hypermedia Communications became domesticated in Florida on August 24, 2001, and on September 24, 2001, Hypermedia Communications changed its name to "UniverCell Holdings, Inc."

         UniverCell Global is an Illinois corporation incorporated on March 22, 1999, and is the successor to Isralink Communications, Inc., an Illinois corporation. UniverCell Global's founder, Sean Y. Fulda, was the sole stockholder of Isralink. Isralink provided mobile phone rental services to U.S. travelers to Israel. Mr. Fulda endeavored to expand the overseas mobile phone rental business geographically beyond Israel, and opted to use UniverCell Global as the vehicle for doing so. On December 31, 1999, UniverCell Global issued 100% of its common stock to Sean Y. Fulda in exchange for Isralink's transfer to UniverCell Global of Isralink's accounts receivable, cellular telephones and certain liabilities. UniverCell Global also assumed Isralink's cellular service contract with an Israeli cellular service provider. Mr. Fulda later exchanged the shares he received in that transaction for 27,390,000 shares of common stock in the exchange transaction with Hypermedia Communications. The exchange transaction between UniverCell Global and Isralink was recorded as a transfer and exchange of entities under common control, and accordingly there was no step-up in basis of assets acquired or liabilities assumed by UniverCell Global. Isralink then ceased operations and was dissolved.

         Sean Y. Fulda developed UniverCell Global's current business using privately-funded capital. As of December 14, 2001, when UniverCell Global became the wholly-owned subsidiary of UniverCell Holdings in the exchange transaction, private investors had contributed $100,000 to UniverCell Global.

by the summer of 2001, Mr. Fulda determined that UniverCell Global's business would be able to grow more rapidly if it had access to public capital markets, and began negotiations with Hypermedia Communications as a way in which to become a publicly traded company.

         On September 25, 2001, UniverCell Holdings, Robert Esposito, UniverCell Global and the stockholders of UniverCell Global entered into a written share exchange agreement which provided for the transfer to UniverCell Holdings of all of the outstanding shares of UniverCell Global in exchange for 33,000,000 shares of UniverCell Holdings, to be transferred by Mr. Esposito to the stockholders of UniverCell Global. Among other things, the share exchange agreement provided that Sean Y. Fulda would be appointed sole director and officer of UniverCell Holdings after the exchange transaction was consummated. The parties completed the exchange transaction on December 14, 2001. As a result, UniverCell Global became a wholly-owned subsidiary of UniverCell Holdings. Since the exchange transaction, our common stock has continued to be publicly held, and is quoted on the OTCBB under the symbol "UVCL."

BUSINESS OPPORTUNITY

         We have identified the following characteristics of the international cellular phone rental industry, which we believe give rise to an opportunity for our business to grow and succeed:

         o the need for a low cost, high quality provider that can offer U.S.-based travelers seamless communication for multiple country use;
         o a well-defined and accessible group of businesses and consumers;
         o increased consumer acceptance of and reliance on mobile telephony, enhancing desire to have such services when traveling abroad;
         o the absence of an affordable method of communication for international use or roaming from carrier to carrier depending on locality; and
         o        the absence of a low cost/high service industry leader.

         According to data compiled by the U.S. Department of Commerce's office of International Trade Administration, for the 2000 calendar year, more than 24,000,000 people traveled from the U.S. overseas, 12,000,000 of which traveled to Europe. We believe that during 2001, approximately 500,000 phones were rented from the U.S. for overseas use. This represents less than two percent of international travelers from the U.S. There appears to be a general lack of awareness among international travelers that mobile phones can be rented prior to departure for use abroad. We believe that travelers would value the increased convenience, safety and cost-effectiveness that our services can provide, particularly because so many travelers are accustomed to carrying mobile phones every day.

         Telecommunications industry analyst Baskerville Communications reports that there were over 125,000,000 mobile phone subscribers in the U.S. in 2001. While we expect that the rates of adoption will decrease as the U.S. mobile phone subscription market reaches the saturation point, we do believe that the number of U.S-based subscribers will continue to grow over the next few years. The majority of the mobile phones used in the U.S. are based on analog and digital systems, platforms which are not widely used outside of the U.S. In most other countries the GSM platform is the standard. Some U.S. customers are using the GSM platform. The principal U.S. carrier relying on the GSM is VoiceStream. However, GSM in the U.S. is carried at a different bandwith frequency or, band (1900 mhz) than GSM frequencies used abroad (1800 mhz and 900 mhz). Typically, U.S. GSM users will have a single-band phone, which will not be compatible with GSM networks abroad. Multi-band phones are available, but are more expensive than single-band phones, and we believe that many consumers will not recognize the need for buying a multi-band phone at the time of purchase or wish to incur the extra cost.

         For those relatively few U.S. users who carry a multi-band mobile phone, airtime costs charged by their U.S. carrier for use abroad can be expensive. For these users, we intend to offer a much less expensive alternative
- prepaid or post-paid accounts that these consumers can purchase and insert into their own phones, thereby enabling their phones to have access to local carriers' networks abroad, instead of paying high roaming rates charged by their U.S. carriers. This is possible through technology known as the subscriber information module, or SIM. This is a chip, similar to a smart card, which is essentially the hard drive of the cellular phone used in GSM. The SIM contains the account information, the phone number, and all the data stored in the phone's memory. The SIM is in a card format similar to a smart card and can be transferred from one telephone handset to another. Upon transfer, the new telephone will take on the identity of the SIM that it now contains. We intend to implement this product line as market conditions dictate, based on considerations such as the proliferation of GSM among U.S. mobile phone users and the prices charged by U.S. GSM-based carriers for calls made and received overseas. We may begin to offer SIM cards in certain geographic regions as early as the third quarter of 2003.

         We believe that the market for cellular rentals and related services will increase proportionately with consumer awareness that these services are available, affordable and convenient. While we do not expect all U.S. travelers abroad will rent mobile phones for their trips, we estimate that this practice will peak at approximately 15% of U.S. international travelers. We expect that the GSM market in the U.S. will increase, and accordingly that there will be a decrease in the demand for international phone rentals.

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

OUR STRATEGIES

         Our goal is to become the market leader in our defined market. We intend to compete on the basis of lower costs, a broad product line and superior customer service. To achieve our objective, we will focus on internal growth and market development.

         We intend to implement a multi-pronged strategy of making strategic acquisitions and achieving internal development, stressing high quality service at the lowest possible price points for each customer segment. The key elements of our strategy are as follows:

OUR BUSINESS STRATEGY

o COMPLETE OUR EXECUTIVE AND ADMINISTRATIVE MANAGEMENT TEAM. Our success will depend in large part on the quality of our management team. Sean
         Y. Fulda has been the sole director and executive officer of UniverCell Holdings since the exchange transaction. We recognize the need for a seasoned and insightful management team as our operations expand. To enhance our management team, we recently expanded our board of directors to three members and elected two new directors, David M. Friedman, a shareholder of UniverCell Holdings, and Michael D. Fulda, a shareholder of UniverCell holdings and the father of Sean Y. Fulda. Mr. Friedman and Mr. Fulda joined our board of directors effective June 15, 2002. We also anticipate hiring new talent to meet our managerial, financing, marketing and technological needs.

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

o INCREASE UNIVERCELL'S BRAND IDENTITY AND BECOME RECOGNIZED MARKET LEADER. We intend to develop targeted promotional strategies aimed at the three identified segments of our market, business and leisure travelers and students traveling abroad. Our plan is to approach these markets with methods such as direct sales efforts for major corporate accounts or study abroad programs, expanding our partnering relationships in the travel industry and advertising and public relations.

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

OUR GROWTH STRATEGY

o EXPAND THROUGH MAKING STRATEGIC ACQUISITIONS. We intend to pursue strategic acquisitions of additional businesses which will expand our business or complement our current businesses. Our primary focus will be to expand our current product offerings, introduce new products and services and generate greater operational efficiencies through economies of scale. Acquisitions are also a possible means for us to recruit new management and other talent. We are also interested in businesses with existing relationships or contracts in our market or other markets. We may also seek to acquire businesses or product lines that offer products that would be of interest to our customer base, although we have not specifically identified such businesses or products.

o EXPAND THROUGH DIVERSIFYING PRODUCT LINES. We plan to diversify our current product offerings through the addition of complementary product lines which we believe will be of interest to our target markets. These product lines will be added over time and will be subject to the results of our test marketing programs or other market research methods. We believe that the addition of new product lines to our overseas mobile phone services will lead to additional sales to our regular customers and create a greater level of interest from prospective customers. We expect that this will further enhance our brand names by broadening the range of products with which they are associated.

o EXPAND BY REACHING MORE CUSTOMERS. We intend to gain more customers by increasing the number of travel industry corporate partners with which we have relationships, and by directing our marketing efforts specifically to the travelers who make up our client base. We hope to broaden our existing relationships with travel agents, work with alternative travel booking companies (such as Internet travel portals) and direct travel companies (such as airlines and hotels). We also plan to increase advertising to consumers to both increase awareness of the availability of our products and to highlight what we believe to be our cost and service advantages over our competitors. Because our market is specifically identified - business travelers going abroad, leisure travelers going abroad and students going abroad - we believe that we have the opportunity to reach customers in a targeted, effective manner which will be economically efficient.

OUR PRODUCTS AND SERVICES

         MOBILE PHONE RENTALS AND SERVICE

         Cellular phone rentals and service accounted for virtually all of our revenues in 2002. We currently offer a single wireless phone and phone number that works in more than 140 countries. We use a U.K. based phone number. We chose the U.K. because our U.K. airtime carrier, Orange, offers competitive worldwide roaming rates and has an extensive network of operations and affiliate relationships, enabling us to offer services in over 140 countries. In addition, we can take advantage of certain equipment subsidies in the U.K., and we can negotiate favorable terms with Orange for our airtime and equipment.

         Our cellular phone rental business is not complex. A customer will place an order with one of our customer service representatives at our toll-free number 1-800-765-2355, via fax to our toll-free fax order line, 1-800-892-2355, or on our website, www.rentalcell.com. The customer will advise us of their destination, duration of visit, address and billing information. We will then prepare a GSM-compatible phone (currently, we use the Motorola V66 and TI-250 models, which we believe to be state-of-the art and user-friendly phones, even to the cell phone novice) and send it to the customer. We ship phones by Federal Express, directly to the customer's home or office. Orders are shipped nationwide for delivery by 10:30 a.m. the next business day. Same day delivery is available in select areas such as New York City, Chicago, Los Angeles and certain other major hub shipping areas in the U.S. Our shipment also includes a pre-paid UPS mailer so that customers can return equipment to us promptly when they are finished using it.

         We rely on airtime used as our primary source of revenue versus equipment rental charges, although our equipment rental charges are a substantial source of revenue. Our business approach is to get the equipment in the customer's hands and facilitate use of airtime. Our current pricing structure for phone rentals is dependent on how the customer is brought to us. In certain cases, phones are made available to customers of our strategic partners for a nominal fee or free of rental charge: the customer pays for airtime used. In other cases, we may charge a modest fee for the equipment rental (currently, UniverCell charges $5.00 per day, $25.00 for the first week and $20 per week after the first week), and the customer will also pay for airtime used. In all cases, shipping costs for the equipment are paid by our customers, at a discounted price we negotiate with UPS. Airtime charges are largely a function of what local carriers charge. We add margins to these costs and implement a fee structure accordingly. Our cell phone airtime charges are generally between $.75 and $3.00 per minute. Our current pricing structure charges customers on a full-minute basis, and for both incoming and outbound calls.

         We have a number of value-added services that are included with the phones we rent. First, our phones are sent fully-charged, with two fully-charged batteries, a car charger, a hands-free earpiece and mouthpiece, a charger with adapters for all types of electrical current in the customer's destination countries, a carrying case for the phone and its accessories and instructions for use. Second, we provide a connectivity kit which includes software that enables the phone to be synched with a customer's own personal data assistant, or, PDA (such as a Palm or Blackberry), computer or phone, which would allow for data exchange, such as a contact database. Third, every phone is equipped with voicemail, caller I.D. and call waiting functions, as well as text messaging, Internet access and fax capabilities. Fourth, we can program the phone to receive call-forwarding from up to ten numbers in the U.S. so that phone calls made to the customer's U.S. base for communications will be received wherever he or she may be located. Fifth, we offer a U.S.-based toll-free number that will connect to the customer's phone. As an optional service, we offer our customers insurance for $1.00 per day to cover the equipment in case of loss, theft or damage, with a $25.00 deductible (calls made prior to the time when the loss or theft is reported to us are not covered by the insurance).

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

         There are several providers of satellite networks, including Globalstar and Iridium. We offer the Qualcomm QCP1600 satellite telephone for use on the Globalstar satellite network and the Motorola 9500 satellite phone for use on the Iridium satellite network. We charge rental fees of $25 to $30 per day, or $100 to $125 for the first week and $75 to $100 for each additional week. We also charge between $3 and $5 per minute of airtime used, and our charges apply whether the calls are incoming or outgoing.

         Satellite phone rentals have not contributed significantly to our revenues. We attribute this to the relatively low consumer demand, based in part on the relatively low incidence of travel to remote areas (as compared to other destinations where mobile networks have been established), the relatively high cost of use, and a lack of consumer acceptance of the large satellite telephone units currently available. To date, we have not emphasized satellite phone rentals in our marketing. Nevertheless, we do believe it is important for UniverCell to offer a comprehensive range of products and services to our target market, so we intend to continue to offer satellite phone rentals.

         We also see satellite phone rentals as a potential area of growth for our business, particularly if U.S.-based mobile phones become increasingly compatible with overseas GSM networks. Even in this event, there will still be a need for satellite phones in remote areas, or in locations where there are no cell towers, such as aboard cruise ships. We believe that a typical U.S. traveler is not likely to visit these remote places with such frequency as to make it cost effective to purchase a satellite phone and service contract. Thus, we may be able to develop more market opportunities for satellite phone rentals.

         SIM CARDS

         To the extent that a U.S. cellular phone consumer uses a U.S. carrier based on the GSM platform and owns a cell phone with multiple bands so that it will be compatible with overseas GSM frequencies, that consumer will be able to use his or her own cellular phone while traveling overseas. However, the rates charged by U.S. based GSM carriers for calls made and received while overseas are high, and we expect that they will remain high. For these consumers, we intend to offer a much less expensive alternative: the SIM card, which we plan to offer in various pre-paid denominations and in a post-paid format, as well as on a contractual basis. Currently, we do not offer SIM cards but expect to do so in certain geographic areas, beginning in late 2003.

         The SIM card is able to take advantage of certain technical aspects of the GSM platform. Non-GSM cellular phones contain both a receiver (for communication) and a computer chip containing the user information (such as account information and memory functions) in one piece. GSM phones only serve as a receiver. All the information about the subscriber and account information is stored in the SIM card. Our SIM cards will be pre-programmed for the particular countries where a traveler will be going. The rates charged will be based on the local GSM carrier's rate, not the U.S. GSM carrier's rate. Accordingly, our customers will pay substantially less using our SIM cards than they would using their U.S. carrier's roaming rates for overseas calls. We expect that SIM cards will appeal in particular to those consumers who are frequent overseas travelers, such as business travelers and students whose aggregate savings potential is greatest based on our assumptions as to frequency of travel and duration of stay.

         GSM PHONE SALES

         Although we do not expect this aspect of our business to be particularly significant, as a value-added service we also offer GSM telephone equipment for sale to customers. This may be appealing to consumers who are repeat customers who would like the convenience of having their own equipment instead of ordering it and receiving it when needed, and, where applicable, to avoid incurring phone rental charges from us. We may also be able to sell equipment to others who are not former customers of our rental products or related services, but who nevertheless come to know us as a source of equipment. This purchased equipment could then be used in conjunction with our pre-paid or post-paid SIM cards, and we believe this would reinforce our customer base and goodwill. We will be able to offer equipment that the customer should be accustomed to and we believe that we will be able to offer the equipment at competitive prices while still making comfortable profit margins on sales. Although we will be cannibalizing our rental market to the extent that we sell the equipment instead of renting it, we believe the savings in shipping and packaging costs, coupled with margins on sales of equipment and increasing sales of SIM cards to these customers, and strengthening our goodwill to these customers, will offset the decrease in rental revenue to those customers to whom we sell equipment outright.

MARKETING

         We target three global market segments for international cellular phone usage:

         o        business travelers;
         o        leisure travelers; and
         o        student travelers.

         REFERRAL PROGRAM WITH TRAVEL INDUSTRY COMPANIES TO PROMOTE OUR PRODUCTS

         We currently promote our products through relationships with travel agents and others in the travel industry who refer their customers to us, in return for a referral fee. We find the referral program approach beneficial to us for a number of reasons. First, we incur limited up-front costs. Second, we can readily determine our per-customer cost of acquisition. Third, we are able to track the success rate for referrals from our corporate partners and then make appropriate decisions going forward with respect to a particular partner or the line of business that a partner is in. For instance, if the partner makes referrals but we have a low success rate, we may take this as an indication that it is not cost effective for us to continue the relationship. If a partner's success rate is an anomaly as compared to other partners in a given field, then we may inquire as to what the partner may do to improve the success rate, or, conversely, what the partner is doing or who the partner's customers are if the partner enjoys a particularly high success rate. Fourth, we can use this information to help us develop our corporate partner strategy even where we do not obtain customers. One disadvantage to us is that a participant in our referral program may usually cease its participation at any time. We may also be adversely affected by circumstances affecting our corporate partners or the industries in which they operate if we become too reliant on these partners.

         Travel Agents

         To date, we have developed relationships with over 300 individual and corporate travel agents, including TraveLeaders, a multimillion dollar travel agency that became one of our corporate partners in March 2001.

         In general, our travel agent partners will offer our services to their clients when making travel arrangements. For example, if a party books an overseas flight using one of our partner travel agents, the travel agent will suggest that their customer consider renting a cell phone for use on their trip. If that party is interested, our partner will provide them with information as to where to contact us for further information. If a trip is booked by a travel agent by phone, then the travel agent can transfer their customer directly to our customer service center. We pay a referral fee to the travel agent for making the introduction. We pay varying referral fees, depending on the specific arrangement with the partner travel agent or other corporate partner. The referral fee may be a set amount per customer, a percentage of the total charges to that customer, or some combination thereof.

         Other Travel Industry Participants

         We expect to broaden our scope of referral program to include arrangements with other travel industry companies such as transportation carriers, Internet travel booking companies and others. We will attempt to formalize these arrangements with written agreements with fixed, uncancelable terms and rates, but we cannot be certain we will succeed in doing so.

         In May 2002, we entered into an agreement with Cendant Corporation, the parent company of Avis Rent-A-Car, Inc., to be the exclusive corporate referral partner for mobile phone rentals offered to persons booking rental cars in those overseas regions in which we operate. We displaced a competitor, WorldCell, when we procured this relationship, and we began offering services as Avis' referral partner as soon as the relationship between Avis and WorldCell terminated in August 2002.

         PROMOTION OF UNIVERCELL WITHIN TRAVEL INDUSTRY

         To create awareness of our products within the travel industry, and to develop our referral program relationships in the industry, we have attended relevant industry trade shows, such as Corporate Travel World (March 2001). We have also endeavored to be promoted in industry trade journals and other relevant publications. For example, we were recently featured in articles published in Business Traveler magazine (April 2002) and Best Fares magazine (May 2002). We also market our corporate partnering opportunities directly to travel agents and other prospective corporate partners. We intend to continue to pursue these efforts with a view towards enhancing our profile within the travel industry.

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

         Advertising directly to consumers will enable us to develop different campaigns for each segment of our target market (business travelers, leisure travelers and students). In the past, we have advertised directly to consumers in the U.S. Jewish ethnic market segment, as research indicates that American Jews tend to travel internationally in much greater proportion than the overall U.S. population, mostly to Western Europe and Israel. Recently, we have expanded our advertising efforts to reach a broader base of travelers. For example, we advertised in the May 2002 issue of Conde Nast Traveler magazine and in the May 2002 Travel and Leisure magazine. We have also placed advertisements in the June 2002 edition of Travel Holiday magazine and the September 2002 editions of Arthur Frommer's Budget Travel and National Geographic Travel Magazine.

COMPETITION

         The telecommunications industry in general, and the cellular telephone industry in particular, is highly competitive. Competitive factors include price, customer service, geographical coverage and the ability to increase revenues through marketing. Our short-term portable overseas mobile phone service competes with local, regional and national cellular service companies, some of which have substantially more experience and greater financial, technical and other resources than UniverCell Holdings. It is also possible that other companies in the cellular phone service market may enter the overseas cellular business and compete with us, particularly because there are relatively few barriers to entry. We intend to compete on the basis of superior customer service and competitive pricing.

         At present, the cellular rental market is fragmented and includes three medium sized and numerous small competitors. The three mid-size companies in the mobile phone rental field are WorldCell, in business since 1996, Rent-a-Phone, in business since 1988, and Cellhire, in business since 1987. None of these companies is publicly held, and there is limited information publicly available about their finances and internal infrastructure. These companies have certain strengths, including established sales teams, established partnerships and a large platform of cellular rentals. However, we believe that they also have certain weaknesses, which we perceive to include outdated equipment, high pricing models, and a cumbersome internal structure. This internal structure has created a high new customer acquisition cost. We intend to capitalize on these weaknesses through our low cost corporate referral partnership model and a pricing structure that we believe is as low as one-third of that of our competitors. We believe that our competitors may not be able to adjust their pricing and cost models in a timely and efficient manner so as to compete effectively with us.

ADMINISTRATIVE INFRASTRUCTURE

         EMPLOYEES

         To keep our overhead low, we have only a small staff. As of May 20, 2003, we had eleven employees, as follows:

         o        Sean Y. Fulda, Chief Executive Officer, Chairman of the Board,
                  President, Secretary, Principal Accounting Officer;
         o        Azi Rosenblum, Chief Operating Officer and Vice President of
                  Business Development; and
         o        Katherine Emanuel, Office Manager;
         o        Nikki Schulder, Salesperson
         o seven customer service representatives and administrative staff personnel.

         In order to manage our business, the complexities of our having become publicly held after the exchange transaction in December 2001 and our anticipated growth, we may hire additional employees or engage consultants or other professionals. In particular, we believe that the services of a chief financial officer would benefit UniverCell Holdings, and we are seeking a qualified candidate for that position. We are also considering hiring additional sales and customer services personnel.

         We also employ part-time employees and independent contractors from time-to-time as our needs require.

         None of our other employees is under a written employment agreement with us. There are no collective bargaining agreements in effect. We believe the relations with our employees are good.

REGULATORY

         Although the telecommunications industry is highly regulated, both in the U.S. and abroad, we do not believe that we are currently subject to any governmental telecommunications regulations which necessitate our receiving approval or being granted any licenses, permits or consents, either by the U.S. Federal Communications Commission or any foreign regulatory body. Essentially, we act as a reseller of airtime which we purchase from telecommunications carriers. These carriers themselves are subject to a variety of regulations. It is possible that from time to time, legislation and regulations that could potentially affect us, either beneficially or adversely, may be proposed. We are not aware of any current, pending or proposed legislation or regulations which, if adopted, would have a material adverse impact on our operations. It is also possible our future activities may necessitate obtaining approvals from the FCC or other telecommunications regulators.

INTELLECTUAL PROPERTY

         Our intellectual property consists of trade secrets with respect to our business operations, strategies, partner relationship terms and customers, common law trademarks in our name, UniverCell and the UniverCell logo, and common law copyright protection for certain advertising and promotional materials which we have created. We are in the process of evaluating whether to make applications with the U.S. Patent and Trademark Office and/or U.S. Copyright Office in respect of certain of these rights, although we have not done so to date. We do not rely on our intellectual property rights as a barrier to entry to potential competitors, although we do take measures which, we deem reasonable to protect confidential information, such as our customer lists and pricing models.

SEASONALITY; DEPENDENCE ON INTERNATIONAL TRAVEL

         Historically, we have experienced a reduction of revenues from phone rentals in the winter months due to the reduction in business travel during the holiday season, the reduction in leisure travel during the winter months and inclement weather. We have experienced an increase in sales of prepaid cellular phones in the holiday season. Our business depends on people traveling from the U.S. overseas. If, as occurred in the wake of the September 11, 2001 attacks against the U.S., there are fewer people traveling from the U.S. abroad, we will have a smaller target market. On the other hand, if there is an increase in international travel by U.S. persons, as might be the case where U.S. businesses expand internationally, if leisure travelers' interest in international travel increases, or if more students opt to engage in study abroad programs, then our target market will grow, increasing our opportunity to turn travelers into customers. The factors underlying the foregoing are numerous and outside of our control, and accordingly, we cannot predict the level of international travel by U.S. persons to the countries we serve.

DEPENDENCE ON CERTAIN CUSTOMERS

         We do not rely on any particular customer for a substantial part of our revenues. This is largely due to the nature of our customers' only needing our products and services on an infrequent, sporadic basis. We do, however, believe that our customer relationships are good.

DEPENDENCE ON CUSTOMERS TRAVELING TO CERTAIN GEOGRAPHIC REGIONS

         Approximately 75% of our revenues for 2002 were attributable to travelers to the following five countries: England, France, Germany, Italy and Spain. Approximately 10% of our revenues for 2002 were derived from travelers to Israel. The remaining revenue was derived from customers traveling to other countries and other regions, such as Eastern Europe, Asia, and Central and South America. Because our initial customer base was travelers from the U.S. to Israel and we have in the past courted these travelers through advertising in publications targeting the Jewish population, we have had disproportionate revenues from travelers to Israel as compared to travelers to other destinations. We expect that our percentage of revenues derived from travelers to Israel will decrease as we increase advertising to broader segments of the travel market, thereby reaching potential customers traveling from the U.S. to other destinations. We may also engage in advertising directed at additional specific ethnic markets as a means to increase our sales and the breadth of our geographic reach.

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

         FACTORS AFFECTING OUR BUSINESS

         WE ONLY HAVE A TWO-YEAR OPERATING HISTORY, AND THIS MAY BE AN INSUFFICIENT BASIS TO EVALUATE OUR BUSINESS PROSPECTS AND MANAGEMENT ABILITIES.

         We have only been operating our current business since 2000, and our strategy involves a number of substantial new initiatives. Our business and market is novel, and we cannot be certain that we will succeed in gaining market acceptance of our products in the marketplace.

         Because we only have three years of operating history, this may be too short a period for trends in our performance to become evident. For example, our revenues to date have been modest. Our net sales were approximately $695,000 in 2000, $797,000 in 2001 and $953,000 in 2002. We had gross profits of approximately $328,000 in 2000, $410,000 in 2001 and $421,000 in 2002. Our net
income was approximately $86,000 in 2000, and we had a net loss of approximately $144,000 in 2001 and $640,000 in 2002. This data may not be an adequate basis for an investor to make any meaningful conclusions about our past performance and our ability to generate revenues going forward. Similarly, our management may have difficulty in assessing our performance and identifying trends to plan and manage our business.

         Moreover, our management team has been managing our operations only since 2000, and our current management has limited experience in financial management, budgeting, administration, marketing, investor relations and other aspects of our business. Our current management may not be able to deal with these issues effectively, or we may not be able to recruit additional management personnel.

         WE HAVE BEGUN TO IMPLEMENT A GROWTH STRATEGY THAT WILL INCREASE OUR EXPENSES. WE MAY NOT HAVE SUFFICIENT FUNDS OR ACCESS TO CAPITAL FINANCING TO ACHIEVE OUR GROWTH STRATEGY.

         Our business strategy requires capital to improve our internal management and operations infrastructure, expand our marketing efforts and enhance our technological capabilities. By following the strategy, we have budgeted for operating expenses of $1,000,000 for fiscal year 2003. Our business strategy also calls for us to make strategic acquisitions of other companies in our market or in complementary markets and we will incur additional costs to pursue these acquisitions.

         We may not be able to generate sufficient revenues from operations to pay for our expected increased expenditures. If so, we will seek outside sources of funding. Our estimates of operating expenses also may be low, and if so we will require additional funding sooner than we currently anticipate. We may also require additional funds to take advantage of development opportunities or meet unanticipated contingencies.

         Our current plan for obtaining outside sources of funding is to seek private investment in the form of equity or debt. We have had preliminary discussions with several prospective investors but have not reached any terms or received any investment commitment. While we have no current agreement to do so, we may engage a finder to assist us in attracting future financing, and finder fees could reduce our net proceeds from this future financing.

         We are seeking approximately $5,000,000 in additional investment financing, which we estimate will be adequate to implement our aggressive growth strategy for the next three years. If we are not able to obtain required future financing it would be likely to have a materially adverse effect on our business. For example, we will be unable to implement our aggressive plan for growth, and we may have to reduce our operating expenses. We may also have to scale-back or abandon initiatives we have begun or which we begin in the future. If we are unable to attract any additional financing, we will be unable to institute our growth strategy, and we will need to rely on our own revenues to fund our operations. As a result, we may decide to reduce or suspend our operations, seek a merger partner or sell some or substantially all of our assets.

         WE MAY INCUR INDEBTEDNESS TO FUND OUR CAPITAL REQUIREMENTS. THE TERMS OF THIS INDEBTEDNESS MAY IMPOSE RESTRICTIONS ON OUR OPERATIONS OR LIENS ON OUR ASSETS.

         In the future, we may incur indebtedness other than the convertible debentures, and this indebtedness may also be convertible into equity. If it were, then it might be dilutive to the equity interests of the common stock holders. The terms of future indebtedness, might also impose restrictions on us, including limits on payments of dividends and restrictions on certain corporate transactions. Although we have had preliminary discussions with several prospective investors, we have not agreed to any proposed financing terms or obtained any financing commitment. We cannot predict the amount, timing or terms of any future financing, or whether we will be able to obtain future financing at all.

         Our ability to make scheduled debt payments, to comply with our debt covenants and to refinance our debt will depend upon our future financial and operating performance. We may have insufficient cash flow from operations and other capital resources to service our debt in the future. If so, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. If these events occur, it would have a material adverse effect on our business and results of operations, and may cause us to seek bankruptcy protection or to liquidate, in which case our common stock holders may not receive any return on their investment.

         WE DEPEND ON OUR RELATIONSHIPS WITH STRATEGIC CORPORATE PARTNERS TO MARKET OUR PRODUCTS AND SERVICES.

         We rely significantly on our travel industry referral program participants to provide customer referrals to us. We estimate that our corporate partners have referred approximately 50% to 60% of our customers to us. Most of our referral program relationships have been with independent travel agents. The travel agency business is in the midst of change and consolidation. Internet-based and other methods of booking travel have taken a significant share of the travel market away from travel agents. Fewer people may book travel through traditional travel agencies, thus reducing the agencies' value to us as sources of customers.

         To make up for this anticipated decrease in sales through travel agent referrals, we desire to expand our network of corporate partners. If we do not expand our network, we will rely more heavily on advertising to our target market segments and direct sales. These approaches may be less successful than our corporate partnering efforts. These approaches may also require us to pay more to acquire customers. These additional costs may materially decrease our profit margins.

         We recently entered into an agreement to become the exclusive overseas mobile phone rental referral partner for Avis Rent-A-Car starting on or about August 1, 2002. We incurred expenses to prepare for new business we anticipate Avis will generate for us. If our relationship with Avis does not generate a significant amount of revenue for us, we may not cover our expenses.

         WE DEPEND ON KEY SUPPLIERS FOR AIRTIME AND TELEPHONE EQUIPMENT. THESE SUPPLIERS MAY DISCONTINUE SERVING US.

         We have two carriers for overseas airtime use: Cellcom Israel Ltd. for Israel, and Orange, based in the United Kingdom, for all other countries currently served by us. If our airtime carriers cease providing service to us, we will have to negotiate with other airtime carriers. We may not be able to locate a substitute airtime carrier to ensure uninterrupted service to our customers, or at the same cost as our current carriers, if at all.

         Our agreement with Cellcom expired in August 2002 and is now on a month-to-month basis. We do not have any overriding agreement with Orange governing all of our phone lines for any specific length of time or minimum amount of service commitment. Rather, each time we order a new phone line we agree to a twelve-month term and certain minimum monthly charges, which relates to that particular phone line only. When the initial twelve-month term ends, it is automatically extended unless and until either party gives prior notice of termination to the other party. Orange may immediately terminate our contract as to any one or more phone lines for various reasons, such as nonpayment or our violation of Orange's terms and conditions.

         Additionally, except for Israel, we rely on Orange's internal customer service capabilities, licensing, affiliate network and cooperation agreements with other local carriers to provide cellular service to the countries where we make our services available. We may not be able to provide services to our customers in certain countries, unless we negotiate separate agreements with local carriers in those countries if:

         o        Orange's relationships with these other parties is terminated;
                  or
         o the charges to Orange (which in turn would be passed on to us) substantially increase.

         We do not design or manufacture any cell phones or equipment, and we do not plan to engage in that business. We have an arrangement with Orange to provide our cell phones and related equipment at what we believe to be minimal cost. Orange is not, however, under any long-term obligation to continue to provide this equipment to us on such terms. If Orange stops providing its services to us, or if Orange increases its equipment charges and we were unable to negotiate an alternative source for our needed equipment at comparable prices to those we have historically paid, our gross profit will decrease and our net income could be diminished.

         THE DEPARTURE OF MANAGEMENT OR OTHER KEY PERSONNEL WOULD IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS EFFECTIVELY.

         Currently, we have eleven employees: Sean Y. Fulda, Azi Rosenblum, Katherine Emanuel and Nikki Schulder, and seven customer service representatives and administrative support personnel. The departure of any of these employees, but in particular Mr. Fulda, may have an immediate and substantial adverse effect on our ability to conduct our business.

         IF WE CANNOT ATTRACT AND RETAIN KEY PERSONNEL, THEN OUR GROWTH WOULD BE LIMITED AND OUR BUSINESS COULD SUFFER.

         Because our business is small and new, it presents risks to potential employees. Therefore, we may not be able to hire or retain the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect to pay. Because we have no unissued shares of common stock that are not reserved for issuance, we are currently unable to offer equity compensation to employees or prospective employees. This may increase the cash compensation that we are required to pay to attract and retain employees. If we cannot attract and retain key personnel, our growth will be limited.

         IF OUR BUSINESS GROWS TOO RAPIDLY, THEN WE MIGHT NOT BE ABLE TO MANAGE OUR GROWTH.

         If we are able to complete certain strategic acquisitions or develop major corporate partner relationships, then our business could grow rapidly. For us to manage this growth effectively, we will need to expand and enhance our operating facilities. For example, we may need to expand our telephone call center to accommodate increased inquiries and orders, expand our equipment processing and shipping capacity and enhance our financial and inventory controls. If we fail to do so there may be a material adverse effect on our business and results of operations.

         FUTURE CORPORATE ACQUISITIONS MAY STRAIN OUR MANAGEMENT AND FINANCIAL RESOURCES AND MAY INVOLVE INTEGRATION ISSUES THAT COULD ADVERSELY AFFECT OUR OPERATIONS.

         If we complete an acquisition, we may be required to pay cash, issue equity, incur indebtedness or earmark a portion of future earnings as consideration for the acquisition. We may also be required to assume or satisfy indebtedness or liabilities of the acquired entity. Further, we may experience problems integrating the acquired businesses, operations and personnel into ours. Once integrated, acquired operations may not achieve profitability, or anticipated economies of scale or other synergies may not materialize. This could result in a material adverse effect on our business and results of operations, either in an individual instance or taken as a whole with other acquisitions or other circumstances.

         Our growth strategy relies in part on our making strategic acquisitions with appropriate companies, such as competitors with whom we believe we can achieve synergies and operational economies. We may not be able to successfully identify, plan, negotiate or complete any such acquisitions.

         The cost of pursuing an acquisition, in terms of both money and the efforts of management, can be high, whether or not an acquisition is actually completed. For example, we expect to incur legal fees and accounting fees for necessary due diligence, corporate approval processes, SEC disclosure requirements and other transaction fees.

         UNKNOWN OR CONTINGENT LIABILITIES MAY ARISE FROM CORPORATE TRANSACTIONS. THESE LIABILITIES MAY BE SIGNIFICANT, AND WE MAY NOT HAVE EFFECTIVE REMEDIES TO AVOID THEM.

         We are subject to the liabilities of our predecessor business, which is unrelated to our current business. We may have insufficient legal remedies in the event that any assumed liabilities materialize from that transaction. The nature and magnitude of any such liabilities may have a material adverse effect on our financial performance and results of operation.

         Specifically, in December 2001 we completed a reverse merger of our business into a publicly held inactive corporation. We achieved this merger by way of a share exchange transaction. As part of this exchange transaction, the predecessor of UniverCell Holdings and its principal stockholder and chief executive officer, made certain representations and warranties to us. These included representations and warranties to the effect that our predecessor was not the subject of any legal proceedings which would have a material adverse effect on it, that it was not bound by any material agreement or commitment (including an employment or similar type of agreement), that it had good title to its assets and had no notice of a third party claim for infringement or similar assertion of rights contrary to it, and that it was not party to any material transaction with its principal stockholders.

         We believed, and we continue to believe, that these representations and warranties were correct when made. Nevertheless, liabilities or obligations of our predecessor may exist, and we may have inherited these liabilities in the exchange transaction. If so, we may be forced to institute legal action against our predecessor's former principal stockholder and chief executive officer in order to satisfy our claims for breach of the representations and warranties under the share exchange agreement. This may be costly, and we may not be successful in any such legal proceedings.

         Future acquisitions may also require that we assume undisclosed liabilities. These liabilities or obligations may negatively affect us, and we may not have adequate remedies under the transaction agreements or under applicable law to make us and our stockholders whole should any such liability or obligation arise or become known.

         FACTORS AFFECTING THE TELECOMMUNICATIONS AND MOBILE TELEPHONY
INDUSTRIES

         GROWTH OF THE CELLULAR PHONE AND MOBILE TELEPHONY MARKETS MAY NOT CONTINUE AT RECENT RATES, AND WE MAY NOT BE ABLE TO INCREASE OR MAINTAIN OUR REVENUE.

         The market for cellular communications products and services has grown substantially in recent years, but that growth may not continue at the same rate. Peak U.S. market penetration may have already occurred. In addition, the overseas mobile phone rental market is a relatively new market, and we are not certain as to how we can profit and grow within that market. Expansion of GSM use in the U.S. will enable more U.S. consumers to be able to make and receive calls while overseas on their own mobile phones, thereby reducing our potential market for phone rentals. If we are unable to offer products that would appeal to these consumers, such as SIM chips, our market will likely shrink, which may reduce our sales and profits, if any.

         INTENSE COMPETITION IN THE CELLULAR AND MOBILE TELEPHONY INDUSTRY COULD PREVENT US FROM INCREASING OUR SALES OR ACHIEVING PROFITABILITY.

         The overseas mobile telephone rental market in particular, and the cellular communications industry in general, is highly competitive. Competitive factors include:

         o        price;

         o        customer service;
         o        geographic coverage; and
         o        access to customers through marketing.

         Other companies offer products and services similar to ours. Additional companies may decide to enter our market and compete with us. These competitors may compete with us on the basis of one or all of the foregoing factors, among others. If our competitors are able to offer superior services, cheaper prices or broader coverage, or are better able to reach our target market, then we may lose customers and experience poor financial results. Competition may cause us to choose to, or be forced to, discontinue our business and liquidate our properties.

         Our existing and potential competitors may be larger companies that have substantially greater resources than we do, which puts us at a competitive disadvantage. These resources include financial resources (such as profits from operations, cash-on-hand and access to capital), experienced management, established infrastructures (such as supply source and distribution channels, internal controls and technical and operations capabilities) and marketing advantages (such as established customer base, access to customers through existing relationships, brand recognition and goodwill). We may be unable to compete effectively with these companies, and as a result, we may choose or be forced to liquidate our business.

         We compete directly with three mid-size companies and numerous other small U.S.-based companies which offer short-term, portable overseas phone rental services. We do not believe that any of our current direct competitors is publicly held, and therefore these competitors do not have the same public disclosure requirements as we do. Our competitors may use our public disclosures to identify our strategies and use that information to compete with us. These competitors do not face the same level of investor accountability that we face and do not have the type of securities regulatory compliance expenses that we have.

         Further, U.S.-based telephone carriers may decide to compete with us. There are relatively few barriers to entry to our overseas phone rental business, and we have no proprietary intellectual property that could preclude new competition. A U.S. carrier with broad retail networks may decide to offer overseas phone rentals directly to U.S. consumers. Consumers may find this approach more appealing than our primary method of distribution by overnight courier. We may be forced to expand our distribution methods or other services to continue to attract customers in the face of increased competition, which will likely cause us to incur increased costs.

         In addition to U.S.-based competitors, we may compete with regional and national cellular service companies internationally. For example, in some countries, regional and national cellular service companies with local phone centers abroad may offer short-term prepaid phones for local use. These companies have substantially more experience and greater financial, technical and other resources than we do. They also are more likely to have an existing marketing infrastructure that could give them better access to customers than we have. For example, these overseas competitors may have retail outlets that they can use to distribute phones to travelers.

         PRICES FOR OVERSEAS MOBILE PHONE SERVICES MAY DECREASE. THIS WOULD AFFECT OUR ABILITY TO COMPETE BASED ON PRICE AND WOULD PROBABLY DECREASE THE DESIRABILITY OF OUR SERVICES TO INTERNATIONAL TRAVELERS.

         In the mobile telephony industry, carriers often reduce their prices to compete and gain or retain their market share. Overseas carriers may reduce their prices to levels that make it cost-effective for a U.S. person to buy a phone locally while abroad and pay local airtime charges where they are traveling instead of renting a phone from us and paying our airtime charges. Furthermore, U.S. carriers offering GSM compatibility for overseas use may decrease their overseas airtime charges to levels which will undercut our ability to compete on a cost-basis. If the price of cellular service decreases, then our profitability may also decrease, particularly if international roaming rates charged by U.S. based GSM carriers decrease substantially.

         WE MUST KEEP PACE WITH THE RAPID TECHNOLOGY DEVELOPMENT CHANGES IN OUR INDUSTRY TO GROW AND SUSTAIN OUR BUSINESS AND AVOID BECOMING OBSOLETE.

         The telecommunications industry is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent product innovations. There are many wireless technologies currently under development in the marketplace. For example, voice and data communication through the Internet may substantially impact the telecommunications industry in the near future. Applications of this or other technology may pose competitive and technical challenges to us. Our future success will depend largely on our ability to:

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

         We may be unable to negotiate access to third party proprietary technology on attractive terms, if at all. For example, we anticipate offering SIM cards to overseas travelers to use with multi-band phones which U.S. consumers now have or may obtain in the future. We will need to negotiate with local carriers to buy SIM cards at cost-effective rates whereby they will be priced attractively to our customers while still affording us an opportunity to make a margin over our cost. We may also face substantial equipment costs to maintain state-of-the-art equipment, and our existing equipment could become obsolete. If we are unable to react to technological innovation by continuing to offer products of interest to our target markets on a cost-effective basis, our products and services will become obsolete, and we may be forced to cease our business.

         FACTORS AFFECTING OUR MARKET

         OUR BUSINESS IS DEPENDENT ON U.S. MOBILE PHONE CARRIERS' INABILITY TO PROVIDE SERVICE TO THEIR CLIENTS FOR OVERSEAS USE AT REASONABLE RATES.

         A primary assumption underlying our business strategy is that most U.S.-based mobile phones will not function overseas. Even when a U.S. consumer has GSM service, his or her phone will often not be usable overseas because the phone will be set at U.S. standard bandwidth, which differs from that used abroad. Further, as GSM use expands in the U.S. and consumers adopt multi-band phones in greater numbers, we also assume that we will be able to compete on a price basis with overseas roaming charges imposed by U.S. GSM carriers, as compared to SIM chips we plan to offer. To the extent that these assumptions are invalid or do not come to pass, our potential market may be significantly smaller than we project.

         OUR BUSINESS IS DEPENDENT ON SUBSTANTIAL NUMBERS OF PERSONS FROM THE U.S TRAVELING ABROAD.

         At the core of our business strategy is the assumption that substantial numbers of people will travel from the U.S. overseas, and that such persons will want the convenience and security of having a mobile phone available during their trip. If travel from the U.S. abroad decreases, so will our potential market. Hostilities abroad and domestically, and in particular after the

September 11, 2001 attacks, have had a dampening effect on international travel. For instance, we experienced a large number of cancelled orders immediately following September 11, 2001 and relatively few new orders in the following weeks, as compared to the same period in 2000. We attribute this phenomenon principally to decreased travel from the U.S. overseas as a result of the events of September 11. Poor economic conditions also affect international travel, in particular with leisure travelers, but also with business travelers who may be subject to cost-cutting initiatives that curtail overseas travel. If U.S. travel abroad decreases and we are unable to grow our business to encompass a greater percentage of those people who do travel overseas, then we will likely experience reduced revenues.

         MOST OF OUR CUSTOMERS ARE TRAVELERS FROM THE U.S. TO WESTERN EUROPE AND ISRAEL, AND IF WE DO NOT DIVERSIFY OUR CUSTOMER BASE, WE RISK SUBSTANTIAL LOSS OF REVENUE IF TRAVEL TO THESE REGIONS DECREASES SIGNIFICANTLY.

         If events occur which reduce the number of U.S.-based travelers going to certain regions where our business is concentrated, then our business may suffer. Approximately 75% of our revenues for 2002 were attributable to travelers to the following five countries: England, France, Germany, Italy and Spain. Approximately 10% of our revenues for 2002 derived from travelers to Israel. The remaining revenue was derived from customers traveling to other countries and other regions, such as Eastern Europe, Asia, and Central and South America. Due to our perceived fall-off in travel from the U.S. to Israel due to hostilities in Israel and our de-emphasis of marketing towards customers traveling to Israel, we expect revenues derived from travelers to Israel to be less than 5% of our total revenues in 2003.

         We must diversify our geographic base of travel so that we can avoid being vulnerable to losing a significant portion of our revenues because of a fall-off in travel to a specific destination. For example, violence in Israel will probably decrease the number of travelers from the U.S. to Israel for the immediate future. Because our initial customer base was travelers from the U.S. to Israel and we have in the past courted these travelers through advertising in publications targeting the Jewish population, we have had disproportionate revenues from travelers to Israel as compared to travelers to other destinations. We expect that our percentage of revenues derived from travelers to Israel will decrease as we increase advertising to broader segments of the travel market, thereby reaching potential customers traveling from the U.S. to other destinations. We may also engage in advertising directed at additional specific ethnic markets as a means to increase our sales and the breadth of our geographic reach.

         If we are unable to diversify the segments of travel of our customer base, we will be vulnerable to changes in travel patterns negatively impacting our core destinations. This may materially adversely affect our financial performance, particularly if changes in travel to our core destinations are due to shifts in travel preferences rather than reactions to specific events which may only be temporary.

         FACTORS AFFECTING OUR COMMON STOCK

         CONVERSION OF THE CONVERTIBLE DEBENTURES WILL SUBSTANTIALLY DILUTE OUR STOCKHOLDERS' EQUITY.

         We sold our convertible debentures in the aggregate principal amount of $650,000 from March through May 2002 in a private placement to accredited investors. An aggregate principal amount of $315,000 of these debentures was issued on March 27, 2002, an aggregate principal amount of $285,000 was issued on April 30, 2002 and an aggregate principal amount of $50,000 was issued on May 7, 2002. The convertible debentures bear interest at the rate of 6% per annum, and mature on the second anniversary of their issuance date, unless converted into our common stock at the holders' option. The conversion rate is the lesser of:

         o 200% of the closing bid price per share of our common stock on the closing date; and
         o 70% of the lowest closing bid price per share of our common stock for the 20 trading days immediately preceding the date of conversion.

         To the extent not previously converted at the holders' option, the convertible debentures will convert automatically into common stock on their maturity date.

         Because the number of shares into which the convertible debentures are convertible depends on both the closing bid price of the common stock at various dates in the future and the amount of accrued interest at various dates in the future, we cannot know as of this date how many shares of common stock are issuable upon conversion of the convertible debentures.

         As of December 31, 2002, all of the convertible debentures original principal amount of $650,000 was still outstanding. Through May 19, 2003, approximately $168,000 of the convertible debentures have been converted resulting in our issuance of approximately 12.3 million shares of common stock.

         CONVERSION OF THE CONVERTIBLE DEBENTURES WILL SUBSTANTIALLY DILUTE OUR SHAREHOLDERS' EQUITY.

         As we issue more shares of common stock, the proportion of equity that each share represents will decrease. We will issue a large number of shares on conversion of the convertible debentures. When we issue these new shares it will substantially dilute the equity represented by each existing share of our common stock. The economic value of each share of our common stock will decrease, and the market price of the common stock is also likely to decrease. The debentures convert at a floating rate which is below the prevailing market price of the common stock. The lower the market price of the common stock, the more shares that are issuable upon conversion. If the debenture holders convert a portion of the debentures and the market price of the common stock decreases due to the dilutive effect of this partial conversion, then the remaining unconverted debentures will represent a larger number of shares of common stock, which would cause additional dilution and could further depress the price of our common stock.

         The owners of the shares of our common stock that we issue on conversion of the convertible debentures will be able to trade them at any time. If and when these owners sell their shares, there could be an immediate and significant downward impact on the price of our common stock, as the market will react and adjust to these additional shares.

         Assuming a conversion price of $0.005, based on our market price as of May 15, 2003, we would issue approximately 140 million shares of common stock. If we issue all of these shares, then we will dilute the equity interest each share of our common stock represents by approximately 66%.

         WE CANNOT DETERMINE THE NUMBER OF SHARES OF OUR COMMON STOCK THAT WE MUST ISSUE ON CONVERSION OF THE CONVERTIBLE DEBENTURES.

         The number of shares of our common stock into which owners of the convertible debentures will convert their debentures depends on a formula, and that formula uses two variables which we will not know until conversion:

         o        the market price during a period prior to conversion; and
         o        the amount of accrued interest up to the date of conversion.

         Since the number of shares into which the convertible debentures will be converted depends on both the closing bid price of our common stock at various dates in the future and the amount of accrued interest at various dates in the future, we cannot know as of today how many shares of our common stock we will eventually issue on conversion of the convertible debentures, and there is no upward limit on this number.

         THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF THE CONVERTIBLE DEBENTURES COULD CAUSE A CHANGE IN CONTROL.

         At the current trading price of our common stock of $0.005 per share, the common stock underlying the remaining convertible debentures would represent over 66% of the common stock outstanding. If the holders of the convertible debentures were then to act collectively, or if one person were then to acquire the convertible debentures from all of the holders, then the holders could convert their convertible debentures into common stock, elect a new board of directors, vote for or against any matter coming before the stockholders and would generally have control of us. Action taken after any such change of control could be adverse to the interests of the existing stockholders.

         IF HOLDERS OF THE CONVERTIBLE DEBENTURES EXERT DOWNWARD PRESSURE ON THE MARKET FOR OUR COMMON STOCK, THEN THE NUMBER OF SHARES REPRESENTED BY THE CONVERTIBLE DEBENTURES COULD INCREASE.

         Because more shares will be issuable upon conversion of the convertible debentures when the common stock is trading at a lower price, the holders of the convertible debentures have an incentive to keep the trading price low. To keep the price low, they might convert some of their convertible debentures, resulting in the issuance of additional shares of common stock into the marketplace, or sell our common stock in short transactions, or a combination of both.

         In a short selling transaction, a person agrees to sell shares in the future and a buyer agrees to purchase shares from the seller at a fixed future price. The short seller is essentially predicting that the price of the stock will be lower when the future sale occurs. This may suppress the trading price of the stock because the market will perceive short selling as a lack of confidence in the value of the stock, since the short seller will only make money on the sale if he or she can buy the stock for a lower price than the agreed short sale price.

         Furthermore, because investors may perceive that we may be issuing additional shares due to the conversion of the convertible debentures, the market price of our common stock may not rise when it otherwise might. This perception might hinder our ability to raise capital.

         FUTURE SALES OF COMMON STOCK OR OTHER EQUITY SECURITIES COULD ADVERSELY AFFECT OUR STOCK PRICE AND DILUTE OUR STOCKHOLDERS' INTEREST.

         We may issue additional capital stock separately from the issuance of common stock upon conversion of the convertible debentures. We may do this in future financing transactions, in future acquisitions or as incentive compensation for our executives and other personnel, consultants, and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances.

         OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES WHICH RESTRICT INVESTMENT BY CERTAIN TYPES OF INVESTORS AND IMPOSE COMPLIANCE REQUIREMENTS ON BROKERS. THIS COULD DETER BROKERS FROM TRADING OUR SHARES AND SUPPRESS THE TRADING PRICE OF OUR STOCK.

         The Securities Exchange Act of 1934 subjects broker-dealers trading our common stock to certain special compliance requirements. Brokers may not want to incur the burdens of engaging in these trades. If so, this will limit the market for our common stock.

         A penny stock is subject to rules that require securities broker-dealers, before carrying out transactions in any penny stock:

         o to deliver a disclosure document to the customer describing the risks of penny stocks, and get a written receipt for that document, before selling penny stocks to that customer;
         o        to disclose price information about the stock;
         o to disclose the compensation received by the broker-dealer or any associated person of the broker-dealer; and
         o to send monthly statements to customers with market and price information about the penny stock.

         Our common stock will also be subject to a rule which requires the broker-dealer, in some circumstances, to:

         o approve the penny stock purchaser's account under standards specified in the rule; and
         o deliver written statements to the customer with information specified in the rule.

         These rules will remain in effect for the foreseeable future. Our stock will be considered a penny stock under applicable SEC rules unless and until:

         o        the shares reach a price of at least $5.00 per share;
         o we meet the financial size and volume levels for our common stock not to be considered a penny stock; or
         o we register the shares on a national securities exchange or list the shares for quotation on the Nasdaq Stock Market.

         Because broker-dealers may find penny stock rule compliance cumbersome and time-consuming, they may not wish to trade our common stock. These restrictions may also have the effect of suppressing the price of our common stock on the secondary market because fewer people will be qualified to purchase our stock than in an unrestricted market.

         SEAN Y. FULDA, OUR CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER, CONTROLS THE MAJORITY OF OUR COMMON STOCK. MR. FULDA'S INTERESTS MAY CONFLICT WITH THOSE OF OTHER STOCKHOLDERS.

         The interests of our management could conflict with the interests of our other stockholders. Sean Y. Fulda, our chairman of the board, chief executive officer, president, and principal financial officer beneficially owns approximately 50% of our outstanding common stock. Accordingly, he has the power to control the election of all of our directors and to approve actions for which stockholder approval is required. As a result, other holders of our common stock may not be able to exercise their rights effectively.

         WE HAVE NO INDEPENDENT DIRECTORS, AND OUR DIRECTORS HAVE SUBSTANTIAL DISCRETION IN MANAGING OUR BUSINESS.

         Our board of directors is currently comprised of Sean Y. Fulda, his father, Michael D. Fulda, and David M. Friedman. Michael D. Fulda and David M. Friedman became directors effective June 15, 2002. In addition to being Sean Y. Fulda's father, Michael D. Fulda beneficially owns approximately less than 1% of our outstanding common stock, and David M. Friedman beneficially owns approximately 2% of our common stock. Accordingly, there are no independent directors at present.

         Our board's actions are subject to the directors' exercise of proper fiduciary duty to our stockholders. However, certain actions which some stockholders may view as contrary to their interests may be fully permissible in the exercise of our board's business judgment. Moreover, Florida corporate law contains general standards for directors' provisions which allow directors to consider factors that the directors deem relevant when deciding what is in the best interests of the company. These factors include the long term prospects and interests of the company and its stockholders, as well as the socio-economic impact of the company's actions on the company, its employees, stockholders, suppliers, customers, the community in which the company operates and the economy in general. Accordingly, our directors have considerable discretion, and are allowed to consider factors other than the best interests of the stockholders in exercising this discretion.

         WE MAY ENGAGE IN TRANSACTIONS WITH SEAN Y. FULDA AND OTHER RELATED PARTIES.

         We have engaged in transactions with certain related parties. For example, David M. Friedman, who is a director, and Nicole N. Fulda, the sister of Sean Y. Fulda, our chairman and chief executive officer, will receive stock as compensation for advisory services performed on our behalf in 2001. We have also used an advertising agency that is owned by Sean Y. Fulda to place advertisements for us. Although we believe that these transactions were on reasonable terms, third parties may not agree.

         Our board has discretion to authorize transactions with related parties, such as Sean Y. Fulda. Although these or future transactions may constitute interested transactions as described in the risk factor below captioned "Florida's antitakeover law may prevent or delay a person from acquiring us, which may be adverse to the stockholders' interests," we may nevertheless continue to engage in transactions from time-to-time with related parties.

         FLORIDA'S ANTITAKEOVER LAW MAY PREVENT OR DELAY A PERSON FROM ACQUIRING US, WHICH COULD PREVENT US FROM ENGAGING IN A TRANSACTION THAT WOULD BENEFIT OUR STOCKHOLDERS.

         UniverCell Holdings is subject to antitakeover provisions under Florida corporate law. These provisions limit the ability of persons who hold shares with voting power of one-fifth or more of our common stock to acquire additional shares of stock or to vote those shares unless the board of directors gives its prior approval of the acquisition or the holders of a majority of the company's voting shares, excluding interested stockholders' shares, approve the granting of voting rights to the acquiring party. These provisions could discourage a buyer of common stock because the buyer would not want to risk losing voting power.

         Florida law also prohibits a publicly-held Florida corporation from engaging in a broad range of business combinations or other extraordinary corporate transactions with an interested stockholder who beneficially owns more than 10% of a company's voting shares. An interested stockholder transaction is permissible if:

         o a majority of disinterested directors approve the transaction before the person becomes an interested stockholder;
         o the corporation has not had more than 300 stockholders of record during the past three years;
         o the interested stockholder has owned at least 80% of the corporation's outstanding voting shares for at least five years;

         o the interested stockholder is the beneficial owner of at least 90% of the voting shares, excluding shares acquired directly from the corporation in a transaction that the disinterested directors did not approve;
         o the corporation's stockholders receive consideration that is equal to the highest amount per share calculated under a complex formula, and other specified conditions are met; or
         o the holders of two-thirds of the corporation's voting shares, other than those owned by the interested stockholder, approve the transaction.

         One possible effect of these provisions is that our board of directors might not approve a business combination transaction that is or could be advantageous to the stockholders. These provisions could therefore materially adversely affect the value of the common stock, as the board of directors could defeat a takeover attempt.

         OUR MARKET PRICE AND TRADING VOLUME MAY FLUCTUATE AND BE VOLATILE.

         Since we began operating our current business on December 14, 2001, the trading price of our common stock on the OTCBB has fluctuated significantly, with a high closing price of $0.91 on December 18, 2001 and a low of $0.005 on May 15, 2003. You should expect our market price to continue to fluctuate. These fluctuations may be as a result of our own performance, or of the performance of our industry or the economy in general. In particular, we expect price and volume fluctuations when we make public announcements of our initiatives, when developments relating to our competitors are publicly disclosed, when we release our quarterly and annual financial results and when events occur which may impact international travel by U.S. persons. These factors, as well as general economic conditions over which we have no control (such as recessions or high interest rates), may adversely affect the market price of our common stock.

         Furthermore, as a result of the sale of shares of common stock by the holders of convertible debentures we will issue when we convert these debentures and the shares we issued on exercise of the warrants, there may be wide fluctuations in trading volume of our common stock. These fluctuations may cause our trading price to fall, as the market will need to absorb the extra selling volume of our common stock.

ITEM 2   PROPERTIES

         We currently lease office space for our corporate headquarters in Pikesville (Baltimore), Maryland. Our total expenditure for leased office space was approximately $12,000 during fiscal year 2002. Currently, our office space rent is $3,005 per month, and we have signed a lease through October 2005.

ITEM 3   LEGAL PROCEEDINGS

         We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 23, 2002, holders of a majority of our common stock acted by written consent in lieu of a special meeting of shareholders to adopt an amendment to our Articles of Incorporation. The amendment increased the number of shares which we are authorized to issue from 50 million shares, $0.0001 par value per share, to 200 million shares, $0.0001 par value per share.

                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET PRICE

         The principal market where our common equity is traded is the OTCBB. The high and low bid prices of our common stock for each quarter within the last two fiscal years were as follows:

--------------------------------------- ----------------- ----------------
                                        HIGH/ASK ($)      LOW/BID ($)
--------------------------------------- ----------------- ----------------
1st Quarter 2001                        0.15              0.01
--------------------------------------- ----------------- ----------------
2nd Quarter 2001                        0.51              0.026
--------------------------------------- ----------------- ----------------
3rd Quarter 2001                        1.70              .27
--------------------------------------- ----------------- ----------------
4th Quarter 2001                        1.64              .22
--------------------------------------- ----------------- ----------------
1st Quarter 2002                        .74               .27
--------------------------------------- ----------------- ----------------
2nd Quarter 2002                        .32               .10
--------------------------------------- ----------------- ----------------
3rd Quarter 2002                        .11               .025
--------------------------------------- ----------------- ----------------
4th Quarter 2002                        .24               .025
--------------------------------------- ----------------- ----------------

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

         As of December 31, 2002 there was one class of common equity held by approximately 50 holders of record. No dividends have been declared during the last two fiscal years. There are no restrictions which affect or are likely to affect our ability to pay dividends in the future. However, we do not expect to pay dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

         During 2002, we did not maintain any equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Below, we discuss certain aspects of our past financial performance and make certain forward-looking statements which our management believes will assist you in deciding whether to invest in UniverCell Holdings. We also refer you to the "Business -- Other Risk Factors" beginning on page 16 of this Report for a discussion of certain risks, including, among others, risks relating to our business as a mobile telephone rental company targeting U.S. travelers abroad, our lack of a significant operating record and the fact that we have had operating losses, our risks relating to seasonality, our dependence on key suppliers of airtime and equipment, our limited managerial resources, our commercialization of our current and future products and applications and risks relating to our common stock and its market value.

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

         The following narrative discussion should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto for the years ended December 31, 2002 and December 31, 2001.

OVERVIEW

         Our business is providing mobile telephone services to U.S. travelers going overseas. Most U.S.-based travelers are unable to use their own mobile phones while overseas because these phones are not compatible with mobile services available overseas. We believe there are many people who travel from the U.S. abroad who want or require mobile phone services and that there is a market opportunity for our services. We currently offer wireless phone, fax, data and internet communication services to business travelers, leisure travelers and students traveling to over 140 foreign countries. Providing mobile telephone services to U.S. travelers abroad is a niche market in its fledgling stage, with very little market penetration at present. Our objective is to develop this market and become a leading provider of international mobile phone services to U.S.-based international travelers. We anticipate expanding our product line as we grow, both to adapt to changing technology and to add products which will complement and expand our core business.

         Our sales revenues consist of charges to customers for rental of telephone equipment and for cellular airtime usage overseas. We recognize revenues as our services are provided. We have minimal staff and rely on advertising and referrals from our strategic partners to generate leads to customers. Substantially all of our revenues are generated in the U.S.

         Our cost of sales consists primarily of costs we incur for our telephone equipment and the cost of airtime and network expense for overseas usage, as well as shipping and handling costs incurred in connection with delivery and return of rented equipment to and from our customers. As the volume of our rentals grows, UniverCell Holdings expects that its cost of revenues will decrease as a percentage of net sales in light of its ability to negotiate better terms with sellers of airtime and other vendors. We do not anticipate that future decreases, if any, in our cost of net sales will be proportionately related to increasing volumes, but that, as our rental volumes increases to levels we cannot now predict with specificity, we may be able to negotiate lower prices for airtime and equipment. Our ability to negotiate decreases in our costs of net sales will depend both on competitive conditions that prevail at the time among those vendors who sell telephone equipment and airtime (bundled together or sold separately), the extent of our market which we have been able to penetrate by that time and the strength of our financial condition at that time. If we are not able to improve the cost of the equipment and airtime that we purchase then our margins may not improve, and we will need to effect alternative plans if we are to improve our profitability and the rate of return on our stockholders' equity. There is no assurance that we will be able to develop alternative plans.

         Our operating expenses include selling and marketing expenses, consisting primarily of advertising, commissions paid to corporate partners for customer referrals, public relations, customer service costs and general and administrative expenses. These general and administrative expenses in turn consist primarily of personnel costs, consulting fees and other professional fees. UniverCell Holdings does not maintain any material inventories, other than approximately 5,000 chips, each of which, when activated in a compatible mobile phone, will provide UniverCell Holdings with an additional telephone line on Orange, our airtime supplier, based in the U.K. UniverCell Holdings also maintains approximately 1,000 mobile telephones, as well as the related accessories.

RESULTS OF OPERATIONS

         NET SALES

         Net sales for the year ended December 31, 2002 were approximately $953,000, an increase of approximately $157,000, or 19%, over net sales of approximately $796,000 the year ended December 31, 2001. This increase was primarily due to an increase in the number of our customers who rented cell phones in 2002 compared to 2001. The principal reason for the increase is that we increased our advertising and marketing to individuals who were about to travel overseas and the access to Avis customers. We believe that in our current state of development there is a direct correlation between advertising and marketing expenditure and our revenues. We anticipate increasing our marketing and advertising expenses by 200% in 2003 over 2002.

         COST OF SALES

         Cost of sales for the year ended December 31, 2002 was approximately $533,000, an increase of approximately $146,000, or 38%, from approximately $387,000 for the year ended December 31, 2001. This increase in costs of sales was primarily due to the increased volume of air time that we resold to our customers.

         GROSS PROFIT

         Gross profit for the year ended December 31, 2002 was approximately $421,000, an increase of approximately $11,000, or 3%, from approximately $410,000 of gross profit the year ended December 31, 2001. We believe that the volume of gross profit is sufficiently small that the increase in percentage is not indicative of any particular trend.

         OPERATING EXPENSES

         Operating expenses for the year ended December 31, 2002 were approximately $852,000, an increase of approximately $294,000, or 53%, over operating expenses of approximately $558,000 during the year ended December 31, 2001. The largest components of this increase in operating expenses were fees paid to consultants, lawyers and other professional advisors, advertising costs, costs of independent sales representatives, automobile lease expenses and office rent. Since the fees paid to these persons were fees paid for the filings and the capital raise for the $650,000 convertible debentures, we believe that these components of these operating expenses may not increase.

         Advertising costs for the years ended December 31, 2002 and 2001 were $60,106 and $72,555, respectively. We expect that our advertising expenses will increase in the future, as we intend to expand our advertising efforts in order to attract more customers. Our ability to fund advertising costs will depend on our operating revenues and capital raised from other sources.

         INTEREST EXPENSE, NET

         For the year ended December 31, 2002 our interest expense increased to approximately $211,000 from approximately $5,000 for the year ended December 31, 2001. Interest expense in 2002 includes approximately $89,000 of accrued interest and deferred financing costs in connection with the convertible debentures issued in 2002 and $121,000 charge for the beneficial conversion features of the convertible debentures.

         INCOME TAXES

         We recorded no provision for foreign, federal or state income taxes for either 2002 or 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception through December 31, 2002, we have operated with a cumulative loss of approximately $700,000 and we may continue to incur operating losses in the future, dependent upon the degree of commercial acceptance of our services. To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and convertible debentures and our operating income. Since our inception through December 31, 2002, we have received:

         o aggregate gross proceeds from the sale of equity securities and convertible debt of $750,000 ($100,000 from the sale of equity in 2000 and $650,000 from the sale of convertible debentures during the first half of 2002);
         o a capital contribution in connection with the Isralink transaction valued at $21,500; and
         o an interest-free line of credit from our principal stockholder in the amount of $150,000 (this line of credit was paid in full during the first quarter of 2002 and has now expired).

         During the first quarter of 2002, we raised gross proceeds of $315,000 (approximately $274,000 net of commissions to our placement agent), from the private placement sale of convertible debentures on March 27, 2002. We continued this offering into the second quarter of 2002, and we subsequently raised additional gross proceeds of $335,000 (approximately $291,000 net of commissions to our placement agent) from the sale of convertible debentures with the same terms as those sold on March 27, 2002 in subsequent closings under the same private placement offering. After closing on a total of $650,000 in principal amount of convertible debentures, we terminated this offering.

         We anticipate that a combination of cash from operations and funds raised in our private placement will be sufficient to fund our operations during 2003. If we are unable to achieve our business plan, we may need to continue to rely on external sources of funding to meet our cash needs for future acquisitions and internal expansion and, if necessary, defer discretionary expenditures to continue operations. Additional financing, through subsequent public offerings or private offerings or private equity or debt financings, may not, however, be available to us on acceptable terms or at all.

         Our plan is to grow during 2003 through a combination of increases in net sales by expanded marketing and advertising and negotiating agreements with marketing partners who will provide us with lead referrals and other access to customers in exchange for a share of revenues. In May 2002, we entered into an agreement with Cendant Corporation to be the exclusive overseas mobile phone rental referral partner of Avis Rent-A-Car. This referral program went into effect in the beginning of August 2002. As part of our growth strategy, we may also pursue strategic acquisitions of U.S.-based international mobile phone rental companies from time-to-time, but we do not expect to consummate any such acquisitions during 2003.

         For the twelve months ended December 31, 2002 the net cash used in our operating activities was approximately $453,000, a reduction from operating activities of approximately $19,000 over net cash provided by operating activities of approximately $473,000 for the twelve months ended December 31, 2001. This reduction is largely the result of net losses during the twelve months ended December 31, 2002 (approximately $641,000) as compared to a net loss during the twelve months ended December 31, 2001 (approximately $144,000).

         During 2003, UniverCell Holdings plans to significantly increase the scale of its rental activity (as compared to prior periods) and also to acquire additional businesses. These activities could result in our consuming cash at a greater rate than that at which we have previously consumed.

         Our most aggressive plan calls for the infusion of approximately $5,000,000 in additional investment capital during the next three years. We do not have any current commitments for any additional investment capital, and we make no assurances that we will be able to raise this amount or any additional investment capital. If we do not raise this desired investment, we will need to scale back our business plan, and possibly abandon initiatives that we have planned or begun, or reduce the scale of our existing business. We anticipate that we will need approximately $1,000,000 to fund our operations for the remainder of 2003 at their existing level, assuming modest growth. We believe that our current assets and future revenue earned during the remainder of 2003 will be sufficient to fund our operations during this period. To the extent that we are unable to generate sufficient cash from our existing operations, we will require additional investment capital in order to maintain our current level of operations. Recently, the capital markets have not been hospitable towards small, new ventures such as ours and we therefore may be unable to procure additional desired or necessary investment capital on favorable terms or at all. If our cash flow from operations and new investment capital is not sufficient to fund our operations for the balance of 2003, then we will need to reduce our expenses, which may entail curtailing our operations and activities.

         CAPITAL TRANSACTIONS

         During the twelve months ended December 31, 2002, we conducted a private placement offering of convertible debentures, and we sold an aggregate principal amount of $650,000 of these debentures, $315,000 on March 27, 2002, $285,000 on April 30, 2002 and $50,000 on May 7, 2002. After the sale of these convertible debentures that closed on May 7, 2002, we terminated this private placement offering. The debentures were purchased by individual purchasers, each of which were accredited investors and none of which were affiliates of our company.

         In connection with the sale of these convertible debentures, we paid commissions in cash to our placement agent of 13% of the principal amount of debentures sold ($84,500). As additional compensation to our placement agent, we also issued warrants to purchase up to 1,300,000 shares of common stock. We issued these warrants to placement agent (H&W) and certain of its employees, designated by the placement agent as the salespersons who sold the convertible debentures. On August 22, 2002, the 1,300,000 warrants were exercised on a cashless basis, and accordingly, we issued 583,408 shares of our common stock as a result of the exercise of the warrants.

ITEM 7   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our financial statements described below and the reports of independent auditors thereon are set forth following the Index to Financial Statements on page F-1 of this report:

         Report of independent auditors                              F-1

         Consolidated balance sheets at December 31, 2002            F-2

         Consolidated statements of operations
         for the years ended December 31, 2002 and 2001              F-3

         Consolidated statements of shareholders' equity
         for the years ended December 31, 2002 and 2001              F-4

         Consolidated statements of cash flows
         for the years ended December 31, 2002 and 2001              F-5

         Notes to consolidated financial statements                  F-6 - F-14





ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In April 2003, we dismissed Marcum & Kliegman LLP as our auditors and appointed Chisholm & Associates to audit our consolidated financial statements for the twelve months ended December 31, 2002. Our Board of Directors approved the change.

         The independent auditor's report of Marcum & Kliegman LLP on our financial statements for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles.

         During our two most recent fiscal years and through the date of the change in auditors, we did not, to the knowledge of present management, have any disagreements with Marcum & Kliegman LLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Marcum & Kliegman LLP would have caused it to make reference to the subject matter thereof in connection with its independent auditor's report.

                                    PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following tables set forth certain information concerning our executive officers and directors serving as of December 31, 2002. For information about ownership of our common stock by the officers and directors named below, see "Security Ownership of Certain Beneficial Owners and Management."


---------------------------- -------- --------------------------------------------------------------------------------
NAME                         AGE      CURRENT PRINCIPAL POSITION(S) AND OFFICE(S)
---------------------------- -------- --------------------------------------------------------------------------------
Sean Y. Fulda                26       Chairman of the Board of Directors, President, and Chief Executive Officer;
                                      Chief Financial Officer and Chief Accounting Officer
---------------------------- -------- --------------------------------------------------------------------------------
David M. Friedman            51       Director
---------------------------- -------- --------------------------------------------------------------------------------
Michael D. Fulda             53       Director
---------------------------- -------- --------------------------------------------------------------------------------

            All directors of UniverCell Holdings were elected to hold office until our 2003 Annual Meeting of Stockholders or special meeting in lieu thereof (and thereafter until their successors have been duly elected and qualified).

Michael D. Fulda is the father of Sean Y. Fulda. None of the other persons named above are related by blood, marriage or adoption to any of our other directors or executive officers. Executive officers are elected annually by the board of directors and serve at the discretion of the board.

         The following information regards our directors:

         SEAN Y. FULDA, Chairman of the Board of Directors, President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

         Sean Y. Fulda became our president and chief executive officer and the chairman of the board of directors upon the consummation of the exchange transaction on December 14, 2001. The term of his directorship runs through the next annual meeting of UniverCell Holdings. Prior to joining UniverCell Holdings, Mr. Fulda was chief executive officer and the chairman of the board of directors of UniverCell Global since its founding in March 1999, and he remains acting in that capacity. Prior to the founding of UniverCell, Mr. Fulda founded and served as chief executive officer and chairman of the board of directors of Isralink since its founding in 1997. Prior to that time, in addition to being a full time student, Mr. Fulda was employed as telephone sales representative at Sturner and Klein Telemarketing Specialists, Inc. He was awarded a bachelor of arts in Hebrew Literature from Brisk Rabbinical College in June, 1999.

         DAVID M. FRIEDMAN, Director

         David M. Friedman became a director as of June 15, 2002. Mr. Friedman has been an attorney and real estate investor and developer for over 25 years. Mr. Friedman is a principal in the Law Offices of David M. Friedman, Skokie, Illinois. He is also a real estate investor and developer, and the principal of F & F Realty, Ltd., a real estate management company in the Chicago metropolitan area. Mr. Friedman's real estate interests include a number of multi-family properties with an aggregate of over 2,000 units, a retirement home facility, five hotels and an office building. During the past five years, Mr. Friedman's professional activities have focused on engaging in real estate investment transactions. Mr. Friedman was awarded a Bachelor of Arts degree from Yeshiva University in 1972 and a Juris Doctor degree from Northwestern University in 1975.

         MICHAEL D. FULDA, Director

         Michael D. Fulda, the father of Sean Y. Fulda, became a director as of June 15, 2002. Mr. Fulda is chief operating officer of Sturner and Klein, Inc., a privately-held corporation which specializes in telemarketing. Mr. Fulda has acted in this capacity since 1991. During Mr. Fulda's tenure, the annual revenues of Sturner and Klein, Inc. grew from approximately $7,000,000 to approximately $15,000,000. Mr. Fulda was awarded a Bachelor of Science degree from the City College of New York in 1972 and a Masters in Business Administration from Baruch College in 1980.

         There are no other executive officers of UniverCell Holdings, and no highly-compensated non-executive employees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors, executive officers and persons who own more than 10% of any class of our capital stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership and to provide copies of such reports to us. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2002, we believe that one of the filing requirements applicable to its officers, directors and beneficial owners of greater than 10% of its common stock was not complied with during the most recent fiscal year. This omission was the failure of Sean Y. Fulda to timely file Form 3 (Initial Statement of Beneficial Ownership of Securities), which was due to have been filed within 10 days after the effective date of the exchange transaction. This filing was made on April 12, 2002.

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

         Under the Florida Business Corporation Act, a director is not personally liable for monetary damages to a corporation or other person for any statement, vote, decision, or failure to act unless the director breached or failed to perform his duties as a director and the director's breach of, or failure to perform, those duties constitutes:

         o a violation of criminal law, unless the director had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful,
         o a transaction from which the director derived an improper personal benefit, either directly or indirectly,
         o a circumstance under which an unlawful dividend, redemption or other distribution is made,
         o in a derivative or shareholder proceeding, conscious disregard for the best interest of the corporation or willful misconduct, or
         o in a proceeding by another third party, recklessness or an act or omission which was committed in bad faith or with malicious purpose or in a manner exhibiting wanton and willful disregard of human rights, safety or property.

ITEM 10  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation that we paid for services rendered in all capacities to UniverCell for the fiscal years ended December 31, 2000, 2001 and 2002 and by all individuals serving as our CEO during 2002. None of our officers serving on December 31, 2002 had salary and bonuses in excess of $100,000. We refer to these officers of UniverCell as the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE


                                               Summary Compensation Table
                                                   Annual Compensation
                                                                                     Other Annual
                                                                        Annual     Compensation ($)
     Name and Principal Position             Year         Salary ($)    Bonus ($)          1
--------------------------------------- ---------------- -------------- ---------- ------------------
Sean Y. Fulda, CEO, Pres, CFO                2002          $ 75,000        $ 0            $ 0
                                             2001          $ 50,000        $ 0            $ 0
                                             2000          $ 50,000        $ 0            $ 0


(1) Includes all other annual compensation and all other long-term compensation. Perquisites are not included if the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus, except as related to Mr. Fulda, whose salary reflects all perquisites.

EMPLOYMENT AGREEMENTS

         As of January 1, 2002, we entered into a written employment agreement with Sean Y. Fulda, under which his employment continues for a five-year term unless terminated in accordance with certain provisions of the agreement. Mr. Fulda founded our current business, and, due to the small size of our staff, is intimately involved in all aspects of our business on a daily basis. Mr. Fulda serves as our president, chief executive officer, principal accounting officer and chairman of the board of directors. His base salary is $75,000 for the year 2002, $125,000 for the year 2003, $140,000 for the year 2004, $160,000 for the year 2005 and $180,000 for the year 2006. The agreement provides for bonuses as determined by our board of directors, acting through an independent compensation committee which the directors have not yet established. The agreement also provides for participation in our generally available benefit plans and for vacation time, personal days and sick time in accordance with our policies.

         Mr. Fulda's employment agreement provides that if we terminate his employment without cause (as defined in the agreement), we remain obligated to pay his base salary through the end of the term of the agreement and to pay him a bonus for the year of such termination, and for each subsequent year remaining of the term of the agreement. These bonus amounts will be equal to the bonus paid to him in the year prior to the year in which his termination without cause occurs. This amount is subject to offset by the compensation paid to Mr. Fulda, if any, through an alternative comparable source of employment, which Mr. Fulda has an affirmative duty to seek.

         Mr. Fulda's employment agreement prohibits him from directly or indirectly competing with us during the term of the employment agreement and for a period of 12 months following termination of his employment, and from soliciting our employees and/or customers during the term of the employment agreement and for 12 months thereafter.

         None of our other employees is under a written employment agreement with us. There are no collective bargaining agreements in effect. We believe the relations with our employees are good.

DIRECTOR COMPENSATION

         Directors who are also our employees serve as directors without compensation. We may award stock options or other compensation to directors in our discretion. We anticipate establishing a compensation plan which will include stock options for services from 2002 and in the future. We may pay a stipend to non-employee directors from time to time. Directors may also be reimbursed for reasonable out-of-pocket expenses incurred in attending directors' meetings and otherwise carrying out their duties as director.

STOCK OPTION PLANS

         We currently have no stock option plans, although it may adopt such a plan in the future. Such a plan would be for the purpose of recruiting, retaining and motivating qualified personnel. Incentive compensation in the form of stock options is designed to provide long-term performance incentives to directors, executive officers and other employees, to encourage them to remain with us and to enable them to develop and maintain an ownership position in our company.

         Accordingly, we may determine that it is in the best interest of our company to institute an incentive compensation plan.

OPTION GRANTS IN LAST FISCAL YEAR

         We granted no options in 2002, to Mr. Fulda or to any other person. There were no stock options outstanding as of December 31, 2002.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information furnished us with respect to the beneficial ownership of our common shares by each executive officer named below, director and nominee, and by all directors and executive officers as a group, each as of May 15, 2003. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

------------------------------------ --------------------------------- ------------------------
Name of Beneficial Owner             Amount and Nature of Beneficial   Percent of Ownership
                                     Ownership                         by Class
------------------------------------ --------------------------------- ------------------------
Sean Y. Fulda                        26,620,250                        50%
------------------------------------ --------------------------------- ------------------------
David M. Friedman                     1,249,329                         2%
------------------------------------ --------------------------------- ------------------------
Michael D. Fulda                          136,500                      <1%
------------------------------------ --------------------------------- ------------------------

         No other person who is not an executive officers, directors or nominees, is known by us to beneficially own more than five percent of our outstanding common stock as of May 15, 2003.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         This section of this Report discusses transactions that occurred during 2000 through December 31, 2002 between UniverCell Holdings and the following persons:

         o Sean Y. Fulda, the President, CEO and chairman of the board of directors of UniverCell Holdings after the exchange transaction, the controlling shareholder of UniverCell Global prior to the exchange transaction and the controlling shareholder of UniverCell Holdings after the exchange transaction;

         o Robert Esposito, the President, CEO and chairman of the board of directors, controlling shareholder of UniverCell Holdings before the exchange transaction and a shareholder of UniverCell Holdings after the exchange transaction;

         o Michael D. Fulda, the father of Sean Y. Fulda, a shareholder of UniverCell Global prior to the exchange transaction, a shareholder of UniverCell Holdings after the exchange transaction and a director of Univercell Holdings as of June 15, 2002;

         o David M. Friedman, a shareholder of UniverCell Global prior to the exchange transaction, a shareholder of UniverCell Holdings after the exchange transaction and a director of Univercell Holdings as of June 15, 2002; and

RELATED TRANSACTIONS BY UNIVERCELL HOLDINGS PRIOR TO THE EXCHANGE TRANSACTION

         In February 2001, the former principal stockholders, MK Global Ventures, MK Global Ventures II and MK GVD Fund sold their common stock, convertible preferred stock and notes payable to Robert Esposito, who, prior to that transaction, was an unrelated third party. Mr. Esposito then became President, Secretary and sole director of Hypermedia. In connection with this transaction, on or about May 14, 2001, UniverCell Holdings issued 35,000,000 shares of common stock to Mr. Esposito in settlement of the notes payable and accrued interest due under these notes.

         After Mr. Esposito joined Hypermedia, Hypermedia moved to 710 Oakfield Drive, Brandon, Florida 33511, at space leased by Mr. Esposito on a month to month basis. Mr. Esposito used this space for other businesses he operated. Hypermedia did not pay any rent for its use of this space.

RELATED TRANSACTIONS BY UNIVERCELL PRIOR TO THE EXCHANGE TRANSACTION

         In February, 2001, Sean Y. Fulda, Chief Executive Officer and sole director of UniverCell and, after the exchange transaction, UniverCell Holdings, extended a one-year $150,000 non-interest bearing line of credit to UniverCell to assist in cash flow operations. As of December 31, 2001, less than $2,000 was outstanding under this line of credit. This line of credit expired in February 2002, at which time all balances were paid off, and the line of credit was not renewed.

OTHER RELATED TRANSACTIONS

         We engaged the services of certain persons as its consultants and professional advisors to prepare a business plan and to provide other services. We agreed to pay the fair value for these services, and we agreed that the fair value of these services was $43,750, in the aggregate. These consultants and advisors agreed to accept common stock in lieu of cash as payment for their services. Accordingly, we issued an aggregate of 175,000 shares of our common stock to satisfy our obligations in connection with these services.

EXCHANGE TRANSACTION

         Robert Esposito delivered 33,000,000 shares of common stock in exchange for all outstanding shares of Univercell capital stock with UniverCell's stockholders. These 33,000,000 shares of UniverCell Holdings common stock were allocated to the UniverCell stockholders as follows:

Stockholder                       Number of UniverCell Holdings Shares Issued in
                                  Exchange Transaction

Sean Y. Fulda                       27,720,000
David M. Friedman                    1,650,000
Susan Friedman                       1,650,000
Elisha Prero                           660,000
Rivka Fulda                            660,000
Michael D. Fulda                       660,000

         As of the effective time of the exchange transaction, we cancelled all of the previously issued preferred stock of UniverCell Holdings. After the exchange transaction, Mr. Esposito continued to hold 2,000,000 shares of our common stock, subject to a one-year lock-up whereby Mr. Esposito may not transfer more than 700,000 of such shares for one year after the exchange transaction (or, until December 14, 2002), and a further 18-month restriction on transfer precluding Mr. Esposito from selling any of his shares during any month where the number of shares sold exceeds 5% of the total trading volume of our shares during the preceding month, for 18 months after the exchange transaction (or, until June 14, 2003). Additionally, 700,000 shares of common stock owned by Mr. Esposito are held in escrow until December 14, 2002, the first anniversary of the exchange transaction. If the closing bid price for our common stock has not remained above $1.50 for the 45 days preceding the anniversary date, then these 700,000 shares will be delivered to the former UniverCell Global stockholders. These shares were subsequently surrendered to the prior shareholders of UniverCell.

TRANSACTIONS WITH AFFILIATED ADVERTISING AGENCY

         During the first quarter of 2002, our chairman, chief executive officer and principal stockholder, Sean Y. Fulda, established an advertising agency as a separate company from UniverCell Holdings. International Media Group places advertisements on our behalf. This company generally uses separate resources from ours, although sometimes resources are shared, in which case they are billed at cost. The principal reason for establishing International Media Group was to allow us to receive the benefit of discounts for our advertising that many publishers afford to advertising agencies (either as an industry discount or due to negotiation). Typically, these discounts are approximately 10% to 20% on the rates that would otherwise be quoted to an advertiser who approached a media source directly instead of through an advertising agency. International Media Group bills us for ads it places on our behalf. The amount it bills us reflects a substantial part of these discounts, but International Media Group does retain part of the discount it negotiates with media outlets to fund its operations. International Media Group may also provide advertising agency services to third parties.

TRANSACTIONS WITH PROMOTERS

         Because of their management positions, organizational efforts and/or percentage share ownership of our predecessor, Sean Y. Fulda, Robert Esposito and Hypermedia may be deemed to be parents and promoters of UniverCell Holdings, as the Securities Act and the rules thereunder define those terms. Accordingly, except for the exchange transaction (at the time of which, UniverCell Holdings and UniverCell Global were independent parties), any transaction among these parties should not be considered to be an arms-length transaction.

ITEM 13  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Report:

         (a)      Financial Statements

                  (1) The consolidated financial statements and schedules filed as part of this report are listed under Part II, Item 8 of this Form 10-KSB.

                  (2) Financial statement schedule: The financial statement schedule filed as part of this report is listed under Part II, Item 8 of this Form 10-KSB.

                  (3) Exhibits: The exhibits listed in the accompanying index are filed as part of this report.

    NUMBER       DESCRIPTION
-------------    --------------------------------------------------------------
     99.1        Certification  pursuant to 18 U.S.C.  Section 1350,  as
                 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

------------------
* Filed herewith

         (b) Reports on Form 8-K: During the fourth quarter of our fiscal year ended December 31, 2002, we did not file a Form 8-K.

ITEM 14.      CONTROLS AND PROCEDURES

         Within 90 days of the filing date of this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             UNIVERCELL HOLDINGS, INC.

Date: May 20, 2003           By: /s/ SEAN Y. FULDA
                                 -----------------
                                      Sean Y. Fulda
                                      Chief Executive Officer and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 20, 2003            By: /s/ SEAN Y, FULDA
                                  -----------------
                                       Sean Y. Fulda
                                       Chief Executive Officer and President
                                       Sole Director

Date: May 20, 2003            By: /s/ DAVID M. FRIEDMAN
                                      -----------------
                                       David M. Friedman
                                       Director

Date: May 20, 2003            By: /s/ MICHAEL D. FULDA
                                  --------------------
                                       Michael D. Fulda
                                       Director

                                  CERTIFICATION

I, Sean Y. Fulda, certify that:

1. I have reviewed this annual report on Form 10-KSB of UniverCell Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003                 By: /s/ SEAN Y. FULDA
                                       -----------------
                                            Sean Y. Fulda
                                            Chief Executive Officer and Chief
                                            Financial Officer

                            UNIVERCELL HOLDINGS, INC.

                        Consolidated Financial Statements

                           December 31, 2002 and 2001

                                 C O N T E N T S


Independent Auditor's Report.......................................... F-1

Consolidated Balance Sheets........................................... F-2

Consolidated Statements of Operations................................. F-3

Consolidated Statements of Stockholders' Equity....................... F-4

Consolidated Statements of Cash Flows................................. F-5

Notes to the Financial Statements..................................... F-6-F-14

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of UniverCell Holdings, Inc.

We have audited the accompanying consolidated balance sheets of UniverCell Holdings, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years end December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well a evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UniverCell Holdings, Inc. as of December 31, 2002 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and is dependent on financing to continue operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chisholm & Associates
North Salt Lake, UT
May 15, 2003

                            UNIVERCELL HOLDINGS, INC.
                           Consolidated Balance Sheets

                                   ASSETS
                                                              December 31,
                                                                2002
                                                           ---------------

Current Assets
  Cash                                                           $ 79,668
  Restricted Cash                                                  10,070
  Accounts Receivables(Net of Allowance of $293,923)              380,797
  Prepaid Expenses                                                 62,500
                                                           ---------------

    Total Current Assets                                          533,035
                                                           ---------------

Property & Equipment (Net)                                         59,791
                                                           ---------------

Other Assets
Deferred Financing Costs                                          123,780
Deferred Beneficial Conversion Costs                              242,000
Deposits                                                            8,656
                                                           ---------------

    Total Other Assets                                            374,436
                                                           ---------------

    Total Assets                                                $ 967,262
                                                           ===============


   The accompanying notes are an integal part of theses financial statements.

                            UNIVERCELL HOLDINGS, INC.
                           Consolidated Balance Sheets



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  December 31,
                                                                      2002
                                                                  -----------
Current Liabilities
  Accounts Payable                                                $   423,345
  Accrued Expenses                                                     90,795
  Current Portion of Lease Obligations                                 13,969
                                                                  -----------

    Total Current Liabilities                                         528,109

Long-Term Debt
  Convertible Debentures                                              650,000
  Obligations under Capital Lease                                      33,853
  Current Portion of Lease Obligations                                (13,969)
                                                                  -----------

    Total Long Term Debt                                              669,884

    Total Liabilities                                               1,197,993

Stockholders' Equity
  Common Stock, Authorized 50,000,000 Shares, $.0001 Par Value,
    Issued and Outstanding 39,900,504 shares                            3,990
  Additional Paid in Capital                                          464,315
  Retained Earnings (Deficit)                                        (699,036)
                                                                  -----------

Total Stockholders' Equity                                           (230,731)
                                                                  -----------

    Total Liabilities and Stockholders' Equity                    $   967,262
                                                                  ===========

   The accompanying notes are an integal part of theses financial statements.

                                       F-2 (cont)

                            UNIVERCELL HOLDINGS, INC.
                      Consolidated Statements of Operations

                                                        For the Year Ended
                                                          December 31,
                                                 ------------------------------
                                                      2002               2001
                                                 ------------      ------------
  Revenues                                            953,905           796,505

Cost of Sales                                         532,886           386,747
                                                 ------------      ------------

Gross Profit (Loss)                                   421,019           409,758

Operating Expenses
  Bad Debt expense                                    258,923                 -
  General & Administrative                            593,568           558,573
                                                 ------------      ------------

    Total Operating Expenses                          852,491           558,573
                                                 ------------      ------------

Net Operating Income (Loss)                          (431,472)         (148,815)
                                                 ------------      ------------

Other Income(Expense)
  Interest Income                                       2,208             4,852
  Interest Expense                                   (211,408)                -
  Other Income (Expense)                                    -                 -
                                                 ------------      ------------

    Total Other Income(Expense)                      (209,200)            4,852
                                                 ------------      ------------

Net Income (Loss)                                $   (640,672)     $   (143,963)
                                                 ============      ============

Net Income (Loss) Per Share                      $      (0.02)     $      (0.00)
                                                 ============      ============

Weighted Average Shares Outstanding                40,088,949        33,286,070
                                                 ============      ============



   The accompanying notes are an integal part of theses financial statements.

                            UNIVERCELL HOLDINGS, INC.
                        Statement of StockHolders' Equity


                                                                               Additional
                                       Common     Stock           Paid-In      Accumulated
                                    -------------------------
                                       Shares       Amount        Capital      (Deficit)
                                    -----------   -----------   -----------    -----------

Balance - Janaury 1, 2000           $27,390,000   $     2,739   $    18,761              -

  Issuance of common stock            5,610,000           561        99,439

Net Income for the year ended
 December 31, 2000                            -             -             -         85,599
                                    -----------   -----------   -----------    -----------

 Balance December 31, 2000           33,000,000         3,300       118,200         85,599

  Reverse acquisition Transaction     6,142,096           614       (40,614)             -

Net Loss for the year ended
  December 31, 2001                           -             -             -       (143,963)
                                    -----------   -----------   -----------    -----------

  Balance December 31, 2001          39,142,096         3,914        77,586        (58,364)

  Issuance of Common Stock
  for services                          175,000            18        43,732              -

  Issuance of Common Stock
  Conversion of Warrants                583,408            58        29,112              -

Beneficial Conversion Feature                 -             -       363,000

Offering Costs                                -             -       (49,115)             -

Net Loss for the year ended
  December 31, 2002                           -             -             -       (640,672)
                                    -----------   -----------   -----------    -----------

Balance December 31, 2002            39,900,504   $     3,990   $   464,315    $  (699,036)
                                    ===========   ===========   ===========    ===========



   The accompanying notes are an integal part of theses financial statements.

                            UNIVERCELL HOLDINGS, INC.
                      Consolidated Statements of Cash Flows

                                                                  For the years ended
                                                                       December 31,
                                                                 ----------------------
                                                                    2002        2001
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                              $(640,672)   $(143,963)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                    20,680       23,060
     Interest Expense - Defferred Financing Costs                   61,890
     Accrued Interest - Convertible Debenture                       27,575            -
     Interest Expense - Beneficial Conversion                      121,000            -
     Shares issued for Services                                     43,750            -
     Bad Debt Expense                                              258,923            -
  Change in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable                   (323,841)    (114,146)
     (Increase) Decrease in Other Current Assets                       824         (824)
     Increase (Decrease) in Deposits and Prepaids                  (69,707)        (808)
     Increase (Decrease) in Accounts Payable/ Accrued Expenses      46,325      256,363

  Net Cash Provided(Used) by Operating Activities                 (453,253)      19,682
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Redemption of Certificate of Deposit                              24,930            -
  Purchases of Property and Equipment                              (11,111)      (5,463)
  Payment from Notes Receivable                                          -            -
                                                                 ---------    ---------

  Net Cash Provided (Used) by Investing Activities                  13,819       (5,463)
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash Paid for Deferred Financing Costs                          (156,500)           -
  Offering Costs                                                   (49,115)           -
  Proceeds from Stockholder Loan                                         -      100,210
  Payment of Stockholder Loan                                       (1,874)    (120,000)
  Proceeds from Convertible Debenture                              650,000            -
  Principal Payments on Capital Leases                             (13,969)           -

  Net Cash Provided(Used) by Financing Activities                  428,542      (19,790)
                                                                 ---------    ---------


   The accompanying notes are an integal part of theses financial statements.

                                       F-4 (cont)

                            UNIVERCELL HOLDINGS, INC.
                Consolidated Statements of Cash Flows (Continued)

                                                   For the years ended
                                                       December 31,
                                                  ----------------------

                                                     2002         2001
                                                  ---------    ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     (10,892)      (5,571)
                                                  ---------    ---------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          90,560       96,131
                                                  ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  79,668    $  90,560
                                                  =========    =========

Cash Paid For:
  Interest                                        $ 156,500    $       -
                                                  =========    =========
  Income Taxes                                    $       -    $       -
                                                  =========    =========

Non-Cash Activities:

Shares issued for Services                        $  43,750    $       -
Shares issued for warrant conversion                 29,170            -
Cancellation of shares for consulting fees                -       83,423
                                                  =========    =========

   The accompanying notes are an integal part of theses financial statements.

                            UniverCell Holdings, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -       DESCRIPTION OF BUSINESS

               a.  The Company and Nature of Business

               UniverCell Holdings, Inc. (the Company) was incorporated in California in August 1989 under the corporate name Hypermedia Communications, Inc.(Hypermedia) and became a Florida Corporation through the filing of a certificate of domestication dated August 17, 2001. In connection with this filing, the Company also changed the par value of its common stock to $.0001 per share. Immediately prior to December 14, 2001, the Company was a public shell with no material assets or capital, and no operations or income.

               UniverCell Global Phone Rentals, Inc. (UniverCell or the Company) was formed in March 1999 under the laws of the State of Illinois and commenced operations in January 2000. The Company is the successor entity to Isralink Communications, Inc,(Isralink).

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

               The net assets to the Company on December 31, 1999 were as follows:

                  Accounts Receivable                       $           11,000
                  Cellular equipment                                    15,500
                  Accounts payable                                      (5,000)
                       Net Assets Assigned                  $           21,500

               On December 14, 2001, the Company acquired 100% of the outstanding capital stock of UniverCell Global Phone Rentals, Inc (UniverCell). In connection with this acquisition, UniverCell became a wholly-owned subsidiary and UniverCell's directors and officers replaced all of the Company's directors and officers. The stockholders of UniverCell were issued 33,000,000 of the Company's shares of common stock, in exchange for their shares, or 84.3% of the Company's total outstanding common shares. Accordingly, a change in control of the Company occurred in connection with the acquisition, and the acquisition was deemed a "reverse acquisition" for accounting purposes. The acquisition of Hypermedia has been recorded based on the fair value of Hypermedia's net tangible liabilities, which consist of $40,000 of current liabilities.

                            UniverCell Holdings, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -       DESCRIPTION OF BUSINESS (Continued)

               The Reverse acquisition was accounted for as a recapitalization and the stockholders equity was retroactively restated to January 1, 2000. The historical financial statements prior to the reverse merger are those of UniverCell.

               The Company focuses on the international travel market and serves business, leisure and student travelers by providing international cellular telephone rentals. The Company provides these services to people traveling from the United States of America to any destination outside of the United States of America.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               a. Cash and Cash Equivalents

               For purposes of the consolidated statements of cash flows, the Company considers all short-term investments purchased with a remaining maturity of three months or less to be cash equivalents.

               At various times throughout the year the Company had cash deposits at a bank in excess of the maximum amounts insured by the FDIC.

               b. Consolidated Financial Statements

               The consolidated financial statements include the company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

               c. Property and Equipment

               Property and equipment are stated at cost less accumulation depreciation. Depreciation is provided for in amount sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight line-basis. Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized.

               d. Advertising Costs

               Advertising costs are expensed as incurred. Total advertising costs charged to expense for the years ended December 31, 2002 and 2001 were $60,106 and $72,555, respectively.

                            UniverCell Holdings, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               e. Use of Estimates in the Financial Statements

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

               f. Earnings per Share

               The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of basic and diluted Earnings per Share(EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The effect of the recapitalization on the Company has been given retroactive application in the earnings per share calculation. The 6,142,096 outstanding shares with respect to Hypermedia have been included since December 14, 2001, the date of the reverse acquisition. The Company has not included the outstanding common stock equivalents because the effects are anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

                                                For the Years Ended
                                                    December 31,
                                             ------------------------------
                                                 2002             2001
                                             --------------  --------------
                Income (Loss)(numerator)     $     (640,672) $    (143,963)
                Shares (denominator)             40,088,949     33,286,070
                                             --------------  -------------
                Per Share Amount             $        (0.02) $       (0.00)
                                             ==============  =============
               g. Income Taxes


               The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

               Since inception, UniverCell, with the consent of its stockholders, elected to be taxed as an S-Corporation under the Internal Revenue Code and similar state statutes.

                            UniverCell Holdings, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               As a result of the Reverse Acquisition Transaction, on December 14, 2001, the Company terminated its "S" Corporation tax status and became taxable as a "C" Corporation. If the Company were taxable as a "C" Corporation for all periods presented, proforma net income and proforma net income per share for the years ended December 31, 2001 would have been approximately $52,000 or $.002 per share. The Company incurred a net operating loss in the current year which gave rise to a deferred tax asset. Management has determined that a valuation allowance was appropriate for the full amount of the deferred tax asset at December 31, 2002.

               Deferred tax assets and liabilities consist of the following:

                                                             2002       2001
                                                          ---------------------
                  Current deferred tax asset:
                       Net operating loss                 $ 300,000  $ 20,000
                       Less valuation allowance            (300,000)  (20,000)
                                                          ---------  --------
                            Total deferred tax asset      $       -  $      -
                                                          =========  ========

               h. Concentration of Credit Risk

               The Company extends credit to customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of the customers believes that its accounts receivable credit risk exposure is limited.

               i. Fair Value of Financial Instruments

               SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

               j. Impairment of Long-Lived Assets
               The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                            UniverCell Holdings, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               k. Revenue Recognition

               Revenues consist of charges to customers for rental charges and cellular airtime usage. Revenues are recognized as services are provided.

               l. Going Concern

               The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses negative working capital and is dependent upon raising capital to continue operations. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional capital in order to expand operations, liquidate debt and operate profitably.

               m. Deferred Beneficial Conversion Feature

               In connection with the issuance of the convertible debentures, the terms of the agreement provided for conversion of the debt into common stock at a beneficial rate. Pursuant to Emerging Issues Task force Issue 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company recorded $363,000 of deferred beneficial conversion feature which will accrete over the two-year term of the debentures.

NOTE 3 -       PROPERTY AND EQUIPMENT

               Property and equipment at December 31, 2002 consists of the following:


                                                                               Estimated
                                                                    2002      Useful Lives
                                                                --------------------------
                  Cellular Equipment                            $   42,055       2 years
                  Furniture and Fixtures                             6,034       7 years
                  Computer Equipment                                16,616       5 years
                  Leased Computer Equipment                         10,556       5 years
                  Leased Phone Equipment                            37,680       5 years
                                                                ----------
                                                                   112,942
                              Less: accumulated depreciation        55,111
                                                                ----------

                      Property and Equipment, Net               $   57,831
                                                                ==========

               Depreciation expense for the years ended December 31, 2002 and 2001 were $11,600 and $23,060, respectively.

                            UniverCell Holdings, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 4 -       RELATED PARTY TRANSACTIONS

               In February 2000, the Company entered into an agreement with a majority stockholder providing for an interest free line of credit up to $150,000 expiring February 2002. Amounts outstanding under the agreement at December 31, 2002 was $0.

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

NOTE 6 -       COMMITMENTS AND CONTINGENCIES

               Operating Leases

               The Company signed a leases agreement for office facilities on June 27, 2002 for a period of 3 years 2 months. Total rent expense for the years ended December 31, 2002 and 2001 was $11,832 and $14,681, respectively.

               Also during 2002, the Company engaged in an auto lease for 36 months with monthly lease payments of $720. Lease expense was $9,470 for the year ended December 31, 2002.

               Future minimum operating lease payments are as follows at December 31, 2002:

               2003                                     $           40,832
               2004                                                 40,832
               2005                                                 21,461
                                                        ------------------
               Total                                    $          103,125
                                                        ==================

                            UniverCell Holdings, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 7 -       CONCENTRATION OF BUSINESS RISK

               The Company acquired cellular airtime from two foreign vendors for the years ended December 31, 2002 and 2001. In August 2001, the Company's agreement with one of these vendors expired. However, the Company has continued to acquire airtime from the vendor on a month-to-month basis. In the event the Company is unable to acquire airtime on favorable terms the result could have a significant impact on the Company's operations and operating profits.

NOTE 8 -       STOCKHOLDERS' EQUITY TRANSACTIONS

               During March 2002, the Company issued 175,000 shares of its Common Stock to various consultants as payment for services rendered in the amount of $43,750 for consulting and professional fees.

               Also During March 2002, and pursuant to the Placement Agreement in Note 9, the company issued 583,408 shares for the exercise of warrants. The issuance was valued at $29,170.

NOTE 9 -       CONVERTIBLE DEBENTURES

               In March 2002, the Company entered into an agreement with a Placement Agent. The Placement Agent was engaged as the non-exclusive placement agent in connection with a proposed offering for a private placement of Convertible Debentures (the "Debentures"). The Company offered for sale to investors through the Placement Agent a minimum of $500,000 and a maximum of $1,000,000 of the Company's Debentures at various face amounts. Pursuant to the terms of the agreement, the purchases and sales of the Debentures occur at one or more closings, the first of which occurs when buyers have deposited with the escrow agent a minimum of $250,000. During March, April and May 2002, gross proceeds of $650,000 were raised and released from escrow to the Company. These convertible Debentures bear interest at the rate of 6% per annum, and mature two years after issuance, unless converted into Common Stock of the Company at the holder's option. The conversion rate will be based on the lesser of (a) 200% of the closing bid price per share of the Company's common stock on the closing date and (b) 70% of the lowest closing bid price per share of the Company's Common Stock for the twenty (20) trading days immediately preceding the date of conversion.

               At each closing, the Placement Agent receive cash compensation equal to thirteen percent (13%) of the gross proceed, of the Debentures. Furthermore, the Company is required to issue warrants to persons that the placement agent shall designate to

                            UniverCell Holdings, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 9 -       CONVERTIBLE DEBENTURES (Continued)

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

               Pursuant to the above agreement, 1,300,000 warrants were issued and exchanged for 583,408 shares of common stock valued at $29,170. These charges have been deferred and will be amortized over the term of the debentures. The 13% fee and legal fees associated with the debentures have also been deferred over two years. The deferral has been recorded as Deferred Financing Cost in the financial statements.

NOTE 10 - LEASE OBLIGATION

               Capital Lease Obligations consist of the following at December
               31, 2002:

               Capital lease due a corporation, installments
               due monthly of $463, through July 2004
               secured by computer equipment                                $            7,469

               Capital lease due a corporation, installments
               due monthly of $1,572.01, through June
               2004, secured by telephone equipment                                     26,384
                                                                            ------------------

               Total                                                                    33,853
               Less Current Portion                                                    (13,969)
                                                                                       -------

               Total Long-Term Lease Obligation                             $           19,884
                                                                            ==================

               Future minimum capital lease payments are as follows:

               2003                                                         $           24,423
               2004                                                                     12,675
                                                                            ------------------

               Total                                                                    37,098
               Less portion representing interest                                       (3,245)
                                                                            ------------------

               Total                                                        $           33,853
                                                                            ==================


                            UniverCell Holdings, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 11 -      SUBSEQUENT EVENTS

               Subsequent to year end, the Company converted $167,523 of the Convertible Debentures for 12,301,000 shares of common stock. The Company also increased the authorized common shares to 200,000,000.