Form 10QSB
period 2003-03-31
UNIVERCELL HOLDINGS INC
filed 2003-05-28
CIK 894680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 001-11624

                            UNIVERCELL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


        FLORIDA                                       11-3331350
-------------------------------                   --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                        1777 REISTERSTOWN ROAD, SUITE 295
                            BALTIMORE, MARYLAND 21208
                    (Address of principal executive offices)

                                 (800) 765-2355
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of May 20, 2003, there were 52,952,380 shares of the issuer's common stock, par value $0.0001 issued and outstanding.

                            UNIVERCELL HOLDINGS, INC.
                 MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS
                                                                    Page Number

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements ......................................  3
Item 2.           Management's Disucssion and Analysis of Financial Condition
                    and Results of Operations................................ 10
Item 3.           Controls and Procedures.................................... 12

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.......................................... 12
Item 2.           Changes in Securities and Use of Proceeds.................. 12
Item 3.           Defaults Upon Senior Securities............................ 12
Item 4.           Submission of Matters to a Vote of Security Holders........ 12
Item 5.           Other Information.......................................... 13
Item 6.           Exhibits and Reports on Form 8-K........................... 13

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

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS. Certain statements in this Report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operation section. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievement to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others:

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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.....  4
 Consolidated Statements of Operations for the three months ended
    March 31, 2003 and 2002 ................................................  6
 Consolidated Statements of Cash Flows for the three months ended
    March 31, 2003 and 2002 ................................................  7
 Notes to Consolidated Financial Statements.................................  9

                           UNIVERCELL HOLDINGS, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                                             March 31,  December 31,
                                                               2003       2002
                                                           -----------  --------
                                                           (Unaudited)
Current Assets
  Cash                                                      $131,117    $ 79,668
  Restricted Cash                                             10,070      10,070
  Accounts Receivables(Net of Allowance of $293,923)         269,775     380,797
  Prepaid Expenses                                            62,500      62,500
                                                            --------    --------
    Total Current Assets                                     473,462     533,035
                                                            --------    --------
Property & Equipment (Net)                                    67,504      59,791
                                                            --------    --------
Other Assets
Deferred Financing Costs                                     123,780     123,780
Deferred Beneficial Conversion Costs                         242,000     242,000
Deposits                                                       8,656       8,656
                                                            --------    --------

    Total Other Assets                                       374,436     374,436
                                                            --------    --------

    Total Assets                                            $915,402    $967,262
                                                            ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                            UNIVERCELL HOLDINGS, INC.
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    March 31,  December 31,
                                                                      2003         2002
                                                                  ------------   ----------
Current Liabilities                                               (Unaudited)

  Accounts Payable                                                $   490,389    $   423,345
  Accrued Expenses                                                     60,786         90,795
  Current Portion of Lease Obligations                                 13,969         13,969
                                                                  -----------    -----------
    Total Current Liabilities                                         565,144        528,109
Long-Term Debt
  Convertible Debentures                                              482,477        650,000
  Obligations under Capital Lease                                      33,853         33,853
  Current Portion of Lease Obligations                                (13,969)       (13,969)
                                                                  -----------    -----------
    Total Long Term Debt                                              502,361        669,884
    Total Liabilities                                               1,067,505      1,197,993
Stockholders' Equity
  Common Stock, Authorized 50,000,000 Shares, $.0001 Par Value,
    Issued and Outstanding 39,900,504 shares                            5,220          3,990
  Additional Paid in Capital                                          630,608        464,315
  Retained Earnings (Deficit)                                        (787,931)      (699,036)
                                                                  -----------    -----------
Total Stockholders' Equity                                           (152,103)      (230,731)
                                                                  -----------    -----------
    Total Liabilities and Stockholders' Equity                    $   915,402    $   967,262
                                                                  ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                            UNIVERCELL HOLDINGS, INC.
                      Consolidated Statements of Operations

                                   (Unaudited)


                                       For the three months Ended
                                                March 31,
                                       -----------------------------
                                           2003            2002
                                       -------------   -------------
  Revenues                                 169,332         101,867
Cost of Sales                              123,852          67,410
                                      ------------    ------------
Gross Profit (Loss)                         45,480          34,457
Operating Expenses
  Bad Debt expense                            --              --
  General & Administrative                 127,171          94,698
                                      ------------    ------------
    Total Operating Expenses               127,171          94,698
                                      ------------    ------------
Net Operating Income (Loss)                (81,691)        (60,241)
                                      ------------    ------------
Other Income(Expense)
  Interest Income                              107            --
  Interest Expense                          (7,311)       (181,701)
  Other Income (Expense)                      --              --
                                      ------------    ------------
    Total Other Income(Expense)             (7,204)       (181,701)
                                      ------------    ------------
Net Income (Loss)                     $    (88,895)   $   (241,942)
                                      ============    ============
Net Income (Loss) Per Share           $      (0.00)   $      (0.01)
                                      ============    ============
Weighted Average Shares Outstanding     40,088,949      39,399,040
                                      ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                            UNIVERCELL HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                For the three months ended
                                                                        March 31,
                                                                ---------------------------
                                                                     2003         2002
                                                                -------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                              $ (88,895)   $(241,942)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                      --          5,800
     Interest Expense - Defferred Financing Costs                     --
     Accrued Interest - Convertible Debenture                        7,311         --
     Interest Expense - Beneficial Conversion                         --        182,000
     Shares issued for Services                                       --           --
     Bad Debt Expense                                                 --           --
  Change in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable                    111,023       24,026
     (Increase) Decrease in Other Current Assets                      --        (43,049)
     Increase (Decrease) in Deposits and Prepaids                     --           --
     Increase (Decrease) in Accounts Payable/ Accrued Expenses      29,723       18,648
                                                                 ---------    ---------
  Net Cash Provided(Used) by Operating Activities                   59,162      (54,517)
                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Redemption of Certificate of Deposit                                --         25,000
  Purchases of Property and Equipment                               (7,713)        --
  Payment from Notes Receivable                                       --           --
                                                                 ---------    ---------
  Net Cash Provided (Used) by Investing Activities                  (7,713)      25,000
                                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Paid for Deferred Financing Costs                              --           --
  Offering Costs                                                      --           --
  Proceeds from Stockholder Loan                                      --           --
  Payment of Stockholder Loan                                         --         (1,874)
  Proceeds from Convertible Debenture                                 --        274,050
  Principal Payments on Capital Leases                                --           --

  Net Cash Provided(Used) by Financing Activities                     --        272,176
                                                                 ---------    ---------


        The accompanying notes are an integral part of these consolidated financial statements.

                            UniverCell Holdings, Inc.

                                   (Unaudited)

                                                   For the three months ended
                                                           March 31,
                                                  ---------------------------
                                                    2003              2002
                                                  --------         --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     51,449          242,659
                                                  --------         --------
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD         79,668           90,560
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $131,117         $333,219
                                                  ========         ========
Cash Paid For:
  Interest                                        $  7,311         $   --
                                                  ========         ========
  Income Taxes                                    $   --           $   --
                                                  ========         ========
Non-Cash Activities:
Shares issued for Services                        $   --           $   --
Shares issued for Debenture conversion             167,523             --
Cancellation of shares for consulting fees            --             83,423
                                                  ========         ========



        The accompanying notes are an integral part of these consolidated financial statements.

                   UNIVERCELL HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2003

GENERAL
-------

UniverCell Holdings, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS QUARTERLY REPORT. CERTAIN STATEMENTS IN THIS QUARTERLY REPORT, WHICH ARE NOT STATEMENTS OF HISTORICAL FACT, ARE FORWARD-LOOKING STATEMENTS. SEE "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

GENERAL

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

         The following narrative discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto for the three months ended March 31, 2003 and March 31, 2002.

RESULTS OF OPERATIONS

         NET SALES

         Net sales for the three months ended March 31, 2003 were approximately $169,000, an increase of approximately $67,000, or 66%, over net sales of approximately $102,000 the three months ended March 31, 2002. This increase was primarily due to an increase in the number of our customers who rented cell phones in the first quarter of 2003 compared to 2002. The principal reason for the increase is that we increased our advertising and marketing to individuals who were about to travel overseas and the access to Avis customers.

         COST OF SALES

         Cost of sales for the three months ended March 31, 2003 was approximately $124,000, an increase of approximately $57,000, or 85%, from approximately $67,000 for the three months ended March 31, 2002. This increase in costs of sales was primarily due to the increased volume of air time that we resold to our customers.

         GROSS PROFIT

         Gross profit for the three months ended March 31, 2003 was approximately $45,000, an increase of approximately $11,000, or 32%, from approximately $34,000 of gross profit for the three months ended March 31, 2002. We believe that the volume of gross profit is sufficiently small that the increase in percentage is not indicative of any particular trend.

         OPERATING EXPENSES

         Operating expenses for the three months ended March 31, 2003 were approximately $127,000, an increase of approximately $32,000, or 34%, over operating expenses of approximately $95,000 during the three months ended March 31, 2002. The largest components of this increase in operating expenses were costs directly related to the increase in revenues.

         INTEREST EXPENSE, NET

         For the three months ended March 31, 2003 our interest expense decreased to approximately $7,000 from approximately $182,000 for the three months ended March 31, 2002. Interest expense in the first quarter of 2002 includes approximately $89,000 of accrued interest and deferred financing costs in connection with the convertible debentures issued in 2002 and $121,000 charge for the beneficial conversion features of the convertible debentures.

         INCOME TAXES

         We recorded no provision for foreign, federal or state income taxes for the first quarter of either 2003 or 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception through March 31, 2003, we have operated with a cumulative loss of approximately $788,000 and we may continue to incur operating losses in the future, dependent upon the degree of commercial acceptance of our services. To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and convertible debentures and our operating income. Since our inception through March 31, 2003, we have received:

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

         For the three months ended March 31, 2003 the net cash provided from our operating activities was approximately $59,000, compared to net cash used in operating activities for the three months ended March 31, 2002 of approximately $55,000. This shift to positive cash flow is largely the result of increased revenues.

ITEM 3.  CONTROLS AND PROCEDURES.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the first quarter of 2003, we issued 12,301,000 shares of common stock upon conversion of $167,523 of the outstanding convertible debentures.

         We issued and sold the shares in reliance upon exemptions from registration under the Securities Act set forth in Section 4(2) thereof or Regulation D or Regulation S thereunder. Each purchaser represented that such purchaser was an accredited investor or not a U.S. person, and each agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Each purchaser also represented its intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each purchaser was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment.

         The resale of these shares and additional shares of common stock issuable upon conversion of the convertible debentures were registered under the Securities Act in 2002.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

    NUMBER       DESCRIPTION
-----------      -----------------------------------------------------------------------------------------------
     99.1        Certification  pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002
-----------
       (b)       Reports on Form 8-K

                 On May 22, 2003, we filed a Form 8-K, Item 4, to report a change in our independent auditors.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            UNIVERCELL HOLDINGS, INC.

Date: May 28, 2003          By: /S/ SEAN Y. FULDA
                                -----------------
                                 Sean Y. Fulda
                                 Chief Executive Officer and President
                                 (principal executive officer,
                                 principal financial officer and
                                 principal accounting officer)

                                  CERTIFICATION

I, Sean Y. Fulda, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of UniverCell Holdings, Inc.;

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003              By: /S/ SEAN Y. FULDA
                                    -----------------
                                        Sean Y. Fulda
                                        Chief Executive Officer
                                        and Chief Financial Officer