Form 10QSB
period 2003-06-30
UNIVERCELL HOLDINGS INC
filed 2003-08-14
CIK 894680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003.

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







Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of August 14, 2003, there were 52,952,380 shares of the issuer's common stock, par value $0.0001 issued and outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS. Certain statements in this Report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operation section. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievement to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others:

o        general economic and business conditions;
o economic and business conditions relating to travel in general,and to overseas travel in particular;
o        our ability to implement our business strategy;
o        our access to financing;
o        our ability to successfully identify new business opportunities;
o        our ability to attract and retain key executives;
o our ability to achieve anticipated cost savings and profitability targets;
o        changes in our industry;
o        changes in mobile telephony technology;
o        changes in competition; and
o        the effect of regulatory and legal restrictions.

These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        UniverCell Holdings, Inc.
                                       Consolidated Balance Sheets

                                                  ASSETS
                                                  ------
                                                                       June 30,            December 31,
                                                                         2003                   2002
                                                                         ----                   ----
                                                                     (Unaudited)
Current Assets
   Cash                                                                    $191,828                $79,668
   Restricted Cash                                                           10,070                 10,070
   Accounts Receivables(Net of Allowance of $293,923)                       374,559                380,797
   Prepaid Expenses                                                          12,500                 62,500
                                                                         -----------            ----------

     Total Current Assets                                                   588,957                533,035
                                                                          ----------             ---------

Property & Equipment (Net)                                                   63,381                 59,791
                                                                         -----------            ----------

Other Assets
Deferred Financing Costs                                                     123,780               123,780
Deferred Beneficial Conversion Costs (net of amortization)                   151,250               242,000
Deposits                                                                      8,656                  8,656
                                                                          ----------            ----------

     Total Other Assets                                                     283,686                374,436
                                                                          ----------            ----------

     Total Assets                                                          $936,024               $967,262
                                                                          ==========             =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                  -------------------------------------
Current Liabilities

   Accounts Payable                                                         $446,323              $423,345
   Accrued Expenses                                                           72,337                90,795
   Current Portion of Lease Obligations                                      13,969                 13,969
                                                                        ------------          -----------

     Total Current Liabilities                                               532,629               528,109

Long-Term Debt
   Convertible Debentures                                                    522,477               650,000
   Obligations under Capital Lease                                            33,853                33,853
   Current Portion of Lease Obligations                                     (13,969)              (13,969)
                                                                        ------------          ------------

     Total Long Term Debt                                                    542,361               669,884

     Total Liabilities                                                     1,074,990             1,197,993

Stockholders' Equity
   Common Stock, Authorized 50,000,000 Shares, $.0001 Par
     Value, Issued and Outstanding 52,201,504 shares                           5,220                 3,990
   Additional Paid in Capital                                                630,608               464,315
   Retained Earnings (Deficit)                                             (774,794)             (699,036)
                                                                           ---------             ---------

Total Stockholders' Equity                                                 (138,966)             (230,731)
                                                                         -----------             ---------

     Total Liabilities and Stockholders' Equity                            $936,024              $967,262
                                                                           =========             =========

   The accompanying notes are an integal part of theses financial statements.



                                              UniverCell Holdings, Inc.
                                        Consolidated Statements of Operations
                                                (Unaudited)

                                                      For the six months Ended          For the three months Ended
                                                            June 30,                             June 30,
                                                            --------                             --------
                                                     2003               2002              2003              2002
                                                     ----               ----              ----              ----


Revenues                                               490,199           302,386           320,867            200,519

Cost of Sales                                           95,576           165,464          (28,276)             98,054

Gross Profit (Loss)                                    394,623           136,922           349,143            102,465
                                                       --------          --------          --------           -------

Operating Expenses
   Bad Debt expense                                      7,879                 -             7,879                  -
   General & Administrative                            447,901           415,998           250,355            321,300
                                                       --------          --------          --------           -------

     Total Operating Expenses                          455,780           415,998           258,234            321,300
                                                       --------          --------          --------           -------

Net Operating Income (Loss)                            (61,156)         (279,076)           90,909           (218,835)
                                                       --------         ---------           -------          ---------

Other Income(Expense)
   Interest Income                                         246                 -               139                  -
   Interest Expense                                    (14,848)         (120,117)           (7,537)          (120,416)
   Other Income (Expense)                                   -                   -                  -                  -
                                                 --------------    ----------------  ----------------- -----------------

     Total Other Income(Expense)                       (14,602)         (120,117)           (7,398)          (120,416)
                                                       --------         ---------       -----------        -----------

Net Income (Loss)                                     $(75,758)        $(399,193)          $83,511          $(339,251)
                                                    ===========       ===========       ===========        ==========

Net Income (Loss) Per Share                             $(0.00)           $(0.01)            $0.00             $(0.01)
                                                    ===========       ===========       ===========        ==========

Weighted Average Shares Outstanding                 42,893,503        39,734,914        52,201,504         40,067,096
                                                    ===========       ===========       ===========        ==========

   The accompanying notes are an integal part of theses financial statements.




                                                 UniverCell Holdings, Inc.
                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)

                                                                          For the six months ended
                                                                                        June 30,

                                                                                2003                 2002
                                                                                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                $(75,758)            $(399,193)
Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                                                   100,500                11,600
     Interest Expense - Defferred Financing Costs                                        -                67,292
     Accrued Interest - Convertible Debenture                                       14,848                 4,038
     Interest Expense - Beneficial Conversion                                            -                49,834
     Shares issued for Services                                                          -                     -
     Bad Debt Expense                                                                    -                     -
Change in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable                                      6,238              (81,261)
     (Increase) Decrease in Other Current Assets                                         -             (105,263)
     Increase (Decrease) in Deposits and Prepaids                                   50,000               (6,239)
     Increase (Decrease) in Accounts Payable/ Accrued Expenses                    (10,327)               91,492
                                                                                  --------          -----------

Net Cash Provided(Used) by Operating Activities                                    85,501              (367,700)
                                                                              ------------        -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Redemption of Certificate of Deposit                                                  -               25,000
   Purchases of Property and Equipment                                            (13,340)                 (538)
   Payment from Notes Receivable                                                        -                     -
                                                                              ------------        -------------


   Net Cash Provided (Used) by Investing Activities                               (13,340)               24,462
                                                                                ----------         ------------



CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash Paid for Deferred Financing Costs                                                -              (84,500)
   Offering Costs                                                                        -                     -
   Proceeds from Stockholder Loan                                                        -                     -
   Payment of Stockholder Loan                                                           -               (1,874)
   Proceeds from Convertible Debenture                                              40,000               650,000
   Principal Payments on Capital Leases                                                  -                     -
                                                                              ------------        -------------

   Net Cash Provided(Used) by Financing Activities                                 40,000               563,626
                                                                              ------------        -------------


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   112,161               220,388
                                                                               -----------         ------------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                        79,668                90,560
                                                                              ------------        -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 191,829            $  310,948
                                                                            ==============     ================


Cash Paid For:
   Interest                                                                       $14,848      $              -
                                                                            ==============     ================

   Income Taxes                                                              $          -      $              -
                                                                            ==============     ================

Non-Cash Activities:

   Warrant placement fees                                                    $           -     $        313,000
   Shares issued for Debenture conversion                                          167,523                    -
   Stock issued to settle payables                                                      -               231,250
                                                                           ===============     ================

   The accompanying notes are an integal part of theses financial statements.


                            UniverCell Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003

GENERAL

UniverCell Holdings, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

A credit in the amount of approximately $139,000 was received by the Company from a vendor, which resulted in a negative cost of goods sold for the three months ended June 30, 2003.

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

The following discussion should be read in conjunction with the condensed consolidated Financial Statements for the period ended June 30, 2003 and the Notes thereto and our Annual Report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2002

NET SALES

Net sales for the three months ended June 30, 2003 were approximately $321,000, an increase of approximately $120,000, or 60%, from net sales of approximately $201,000 for the three months ended June 30, 2002. This increase was primarily due to an increase in the number of our customers who rented cell phones in the second quarter of 2003 compared to the second quarter of 2002. We attribute this increase in part to our marketing efforts with Cendant Corp's subsidiary Avis Rent-A-Car offering cellular phone rentals to U.S. customers renting cars for use overseas.

COST OF SALES

Cost of sales for the three months ended June 30, 2003 was approximately ($28,000) a decrease of approximately $126,000, or 128%, from approximately $98,000 for the three months ended June 30, 2002. This decrease in costs of sales was primarily due to a large credit from one of our major vendors in the amount of approximately $139,000. Excluding this credit, cost of sales for the three months ending June 30, 2003 would have been $167,000 an increase of approximately $69,000 or 70%, from approximately $98,000 for the three months ended June 30, 2002. This increase in costs of sales was primarily due to the increased volume of air time that we resold to our customers.

GROSS PROFIT

Gross profit for the three months ended June 30, 2003 was approximately $349,000 an increase of approximately $247,000, or 242%, from approximately $102,000 of gross profit the three months ended June 30, 2002. This increase is partially due to the increase of sales experienced during the second quarter of 2003 as compared to the second quarter of 2002. It is also largely due to the credit of $139,000 from a major vendor. The Company believes that the adjusted amount of gross profit is sufficiently small that the increase in percentage is not indicative of any particular trend.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2003 were approximately $258,000, a decrease of approximately $63,000, or 20%, over operating expenses of approximately $321,000 during the three months ended June 30, 2002. The largest components of our operating expenses in the second quarter of 2002 were fees paid to our professional advisors, advertising costs, costs of independent sales representatives, automobile lease expenses and office rent. The professional fees we incurred consisted principally of legal fees (approximately $90,000), accounting fees (approximately $80,000) and investor relations fees (approximately $32,000). During the second quarter of 2003, we did not incur any comparable expenses, as we did not engage professional advisors for similar services during that period. The Company incurred higher than average legal and accounting costs in the second quarter of 2002 in order to comply with SEC reporting requirements and other complexities resulting from the Company's capital raise.

Advertising costs for the three months ended June 30, 2003 were approximately $21,000, as compared with advertising costs incurred during the three months ended June 30, 2002 of approximately $39,000. This decrease in advertising expenditures represents an increased use of strategic partnering efforts and marketing as a means to attract customers (as opposed to focusing on advertising, trade shows and promotions to the travel industry). We expect that our advertising expenses will increase in the future, as we intend to expand our advertising efforts to attract more customers, while building customer bases through strategic alliances and partnerships. Our ability to fund advertising costs will depend on our operating revenues and capital raised from other sources.

OTHER EXPENSES

During the three months ended June 30, 2003, we incurred interest expenses of approximately $7,600 to reflect accrued interest in connection with our private placement sale of convertible debentures in the aggregate principal amount of $650,000. The interest expense results from accrued interest during the second quarter on these debentures. During the three months ended June 30, 2002 we had approximately $120,000 of accrued interest (approximately $4,000, accrued at the rate of 6% per annum), deferred financing costs (approximately $67,000) and the beneficial conversion (approximately $50,000) associated with the convertible debentures sold in our private placement offering during the first and second quarters of 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

NET SALES

Net sales for the six months ended June 30, 2003 were approximately $490,000, an increase of approximately $188,000, or 62%, from net sales of approximately $302,000 for the six months ended June 30, 2002. This increase was primarily due to an increase in the number of our customers who rented cell phones in the first and second quarters of 2003 compared to the first and second quarters of 2002. We attribute this increase in part to our marketing efforts with Cendant Corp's subsidiary Avis Rent-A-Car offering cellular phone rentals to U.S. customers renting cars for use overseas.


COST OF SALES

Cost of sales for the six months ended June 30, 2003 was approximately $96,000 a decrease of approximately $69,000, or 41%, from approximately $165,000 for the six months ended June 30, 2002. This decrease in costs of sales was primarily due a large credit from one of our major vendors in the amount of approximately $139,000. Excluding this credit, cost of sales for the six months ending June 30, 2003 would have been $235,000 an increase of approximately $70,000 or 42%, from approximately $165,000 for the six months ended June 30, 2002. This increase in costs of sales was primarily due to the increased volume of air time that we resold to our customers.

GROSS PROFIT

Gross profit for the six months ended June 30, 2003 was approximately $395,000, an increase of approximately $258,000, or 188%, from approximately $137,000 of gross profit the six months ended June 30, 2002. This increase is partially due to the increase of sales experienced during the first two quarters of 2003 as compared to the first two quarters of 2002. It is also largely due to the credit of $139,000 from a major vendor. The Company believes that the adjusted amount of gross profit is sufficiently small that the increase in percentage is not indicative of any particular trend.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2003 were approximately $456,000, an increase of approximately $40,000, or 10%, over operating expenses of approximately $416,000 during the six months ended June 30, 2002. The largest components of our operating expenses in the first half of 2002 were fees paid to our professional advisors, advertising costs, costs of independent sales representatives, automobile lease expenses and office rent. The professional fees we incurred consisted principally of legal fees (approximately $111,000), accounting fees (approximately $91,000) and investor relations fees (approximately $41,000). During the first half of 2003, we did not incur any comparable expenses, as we did not engage professional advisors for similar services during that period. The Company incurred legal and accounting costs in the six months ended June 30, 2002 in order to comply with SEC reporting requirements and other complexities resulting from the Company's capital raise.

We expect that our advertising expenses will increase in the future, as we intend to expand our advertising efforts to attract more customers. Our ability to fund advertising costs will depend on our operating revenues and capital raised from other sources.

OTHER EXPENSES

During the six months ended June 30, 2003, we incurred interest expenses of approximately $15,000 to reflect accrued interest on the convertible debentures as compared to $120,000 for the period ended June 30, 2002 for accrued interest, deferred financing costs and the beneficial conversion feature in connection with our private placement sale of convertible debentures in the aggregate principal amount of $650,000. The interest expense results from accrued interest during the first and second quarter on these debentures (approximately $4,000), deferred financing costs (approximately $67,000) and the beneficial conversion (approximately $50,000) associated with the convertible debentures sold in our private placement offering during the first and second quarters of 2002. Because these convertible debentures were issued on March 27, 2002, there was only a negligible amount of related expenses recognized in the first and second quarters of 2003. There were no comparable expenses recorded for the six months ended June 30, 2003 because the Company did not engage in any comparable transactions during that period.

INCOME TAXES

We recorded no provision for foreign, federal or state income taxes for either the second fiscal quarter of 2003 or the second fiscal quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and our operating income.

For the six months ended June 30, 2003, we had a net loss of $75,758. After eliminating non-Cash items, principally depreciation and amortization, we generated positive cash flow of $85,501 and raised an additional $40,000 through sale of a convertible debenture in a private transaction. After purchasing $13,340 as of June 30, 2003, the Company's cash on hand was approximately $191,829.

With current assets of $588,957 and current liabilities of $532,629, our ability to meet our obligations as they come due is heavily dependant on timely collection of our accounts receivable and on the absence of any surprises that would require immediate outlays of cash. We anticipate that a combination of cash from operations and funds raised in our private placement will be sufficient to fund our operations and expansion during 2003, but rapid expansion is unlikely due to cash constraints. We expect to undertake an advertising campaign in the near future that will strain our cash position, and we are also engaged in disputes with several vendors whose charges, we believe, were excessive. Should those vendors be able to justify their charges our available cash would be rapidly depleted. If we are unable to achieve our business plan, we may need to continue to rely on external sources of funding to meet our cash needs for future acquisitions and internal expansion and, if necessary, defer discretionary expenditures to continue operations. Additional financing, through subsequent public offerings or private offerings or private equity or debt financings, may not, however, be available to us on acceptable terms or at all.

Our plan is to grow during 2003 through a combination of strategic acquisitions of U.S.-based international mobile phone rental companies, comparably sized or smaller, and through increases in net sales by expanded marketing and advertising. We are also negotiating agreements with marketing partners who will provide us with lead referrals and other access to customers in exchange for a share of revenues. If we are unable to raise additional capital or increase our sales, we will need to pursue a more conservative growth strategy.

During the remainder of 2003, the Company plans to significantly increase the scale of its rental activity (as compared to prior periods) and also to acquire additional businesses. These activities could also result in our consuming cash at a greater rate than that at which we have previously done so.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     31 Chief  Executive  Officer and Chief  Financial  Officer - Rule 13a-14(a)
        Certification

     32 Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act
        Section 906 Certification

(b) Reports on Form 8-K

         On May 22, 2003, we filed a Form 8-K, Item 4, to report a change in our independent auditors.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003

                                      UNIVERCELL HOLDINGS, INC.


                                      By: /S/ SEAN Y. FULDA
                                      Sean Y. Fulda
                                      Chief Executive Officer and President
                                      (principal executive officer,
                                      principal financial officer and
                                      principal accounting officer)