Form 10QSB
period 2003-09-30
UNIVERCELL HOLDINGS INC
filed 2003-11-14
CIK 894680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 001-11624

UNIVERCELL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	11-3331350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1777 REISTERSTOWN ROAD, SUITE 295
BALTIMORE, MARYLAND 21208
(Address of principal executive offices)

(800) 765-2355
(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of November 13, 2003, there were 71,457,135 shares of the issuer's common stock, par value $0.0001 issued and outstanding.

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
• general economic and business conditions;
• economic and business conditions relating to travel in general, and to overseas travel in particular;
• our ability to implement our business strategy;
• our access to financing;
• our ability to successfully identify new business opportunities;
• our ability to attract and retain key executives;
• our ability to achieve anticipated cost savings and profitability targets;
• changes in our industry;
• changes in mobile telephony technology;
• changes in competition; and
• the effect of regulatory and legal restrictions.

These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements.

PART I FINANCIAL INFORMATION

Item 1. Financial statements
UniverCell Holdings, Inc.
Consolidated Balance Sheets

ASSETS
September 30,	December 31,
	2003	2002
	(Unaudited)
Current Assets
Cash	$251,185	$79,668
Restricted Cash	0	10,070
Accounts Receivables(Net of Allowance of $293,923)	393,276	380,797
Prepaid Expenses	968	62,500

Total Current Assets	645,429	533,035

Property & Equipment (Net)	64,810	59,791

Other Assets
Deferred Financing Costs	54,154	123,780
Deferred Beneficial Conversion Costs (net of amortization)	105,875	242,000
Deposits	7,688	8,656

Total Other Assets	167,717	374,436

Total Assets	$877,956	$967,262
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$555,682	$423,345
Accrued Expenses	47,668	90,795
Current Portion of Lease Obligations	17,325	13,969

Total Current Liabilities	620,675	528,109

Long-Term Debt
Convertible Debentures	474,427	650,000
Obligations under Capital Lease	19,994	33,853
Current Portion of Lease Obligations	(17,325)	(13,969)

Total Long Term Debt	477,096	669,884

Total Liabilities	1,097,771	1,197,993

Stockholders' Equity
Common Stock, Authorized 50,000,000 Shares, $.0001 Par Value, Issued and Outstanding 52,201,504 shares	6,740	3,990
Additional Paid in Capital	692,138	464,315
Retained Earnings (Deficit)	(918,693)	(699,036)

Total Stockholders' Equity	(209,745)	(230,731)

Total Liabilities and Stockholders' Equity	$877,956	$967,262
The accompanying notes are an integal part of theses financial statements.
UniverCell Holdings, Inc.
Consolidated Statements of Operations
	(Unaudited)

	For the three months Ended		For the nine months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues	363,885	346,755	854,084	649,141

Cost of Sales	255,569	173,409	371,242	338,873

Gross Profit (Loss)	108,316	173,346	482,842	310,268

Operating Expenses
Bad Debt expense			7,879
General & Administrative	182,943	277,055	668,928	693,053

Total Operating Expenses	182,943	277,055	676,806	693,053

Net Operating Income (Loss)	(74,627)	(103,709)	(193,964)	(382,785)

Other Income(Expense)
Interest Income	63	1,707	309	2,006
Interest Expense	(11,153)	(150,380)	(26,001)	(270,796)
Other Income (Expense)	-	-	-	-

Total Other Income(Expense)	(11,090)	(148,673)	(25,692)	(268,790)

Net Income (Loss)	$(85,717)	$(252,382)	$(219,656)	$(651,575)

Net Income (Loss) Per Share	$(0.00)	$(0.01)	$0.00	$(0.02)

Weighted Average Shares Outstanding	56,399,324	40,314,410	52,460,998	39,930,202
The accompanying notes are an integal part of theses financial statements.
UniverCell Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(219,656)	$(651,575)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	13,948	11,600
Interest Expense - Deferred Financing Costs	69,626	148,542
Accrued Interest - Convertible Debenture	22,001	8,914
Interest Expense - Beneficial Conversion	136,125	113,209
Shares issued for Services	15,000	-
Bad Debt Expense	-	-
Change in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(12,479)	(310,747)
(Increase) Decrease in Other Current Assets	-	(105,407)
Increase (Decrease) in Deposits and Prepaids	62,500	(6,239)
Increase (Decrease) in Accounts Payable/ Accrued Expenses	67,209	298,266

Net Cash Provided(Used) by Operating Activities	154,274	(493,437)

CASH FLOWS FROM INVESTING ACTIVITIES:

Redemption of Certificate of Deposit	10,070	24,930
Purchases of Property and Equipment	(18,968)	(13,931)
Payment from Notes Receivable	-	-

Net Cash Provided (Used) by Investing Activities	(8,898)	10,999

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash Paid for Deferred Financing Costs	-	(84,500)
Offering Costs	-	-
Proceeds from Stockholder Loan	-	-
Payment of Stockholder Loan	-	(1,874)
Proceeds from Convertible Debenture	40,000	650,000
Principal Payments on Capital Leases	(13,860)	-

Net Cash Provided(Used) by Financing Activities	26,140	563,626

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	171,516	81,188

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	79,668	90,560

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 251,185	$ 171,748

Cash Paid For:
Interest	$ 4,040	$ -
Income Taxes	$ -	$ -

Non-Cash Activities:

Warrant placement fees	$-	$313,000
Shares issued for Debenture conversion	215,573	-
Stock issued to settle payables	-	231,250
The accompanying notes are an integal part of theses financial statements.

UniverCell Holdings, Inc.
Notes to the Consolidated Financial Statements
September 30, 2003
GENERAL

UniverCell Holdings, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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
COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2003, the Convertible Debenture holders converted $215,572 of Debentures to 24,506,631 shares of common stock.

In September 2003, the Company filed and S-8 offering with the Securities and Exchange Commission. Pursuant to the offering, the Company issued 3,000,000 shares of common stock for services valued at $15,000.

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

The following discussion should be read in conjunction with the condensed consolidated Financial Statements for the period ended September 30, 2003 and the Notes thereto and our Annual Report.
Results of operations

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Net Sales

Net sales for the three months ended September 30, 2003 were approximately $364,000, an increase of approximately $17,000, or 5%, from net sales of approximately $347,000 for the three months ended September 30, 2002. This increase was primarily due to an increase in the number of our customers who rented cell phones in the third quarter of 2003 compared to the third quarter of 2002. We attribute this increase in part to our marketing efforts with Cendant Corp’s subsidiary Avis Rent-A-Car offering cellular phone rentals to U.S. customers renting cars for use overseas.

Cost of Sales

Cost of sales for the three months ended September 30, 2003 was approximately $256,000 an increase of approximately $83,000, or 48%, from approximately $173,000 for the three months ended September 30, 2002. This increase in costs of sales was primarily due to the increased volume of air time that we resold to our customers and the discounted rates we offered to customers for call charges during this period.

Gross Profit

Gross profit for the three months ended September 30, 2003 was approximately $108,000 a decrease of approximately $65,000, or 38%, from approximately $173,000 of gross profit for the three months ended September 30, 2002. This decrease is partially due to the increased cost of sales as compared to the revenues generated due to discounted rates offered during the second quarter. It is also due in part to increased line rental charges from our provider in the U.K.

Operating Expenses

Operating expenses for the three months ended September 30, 2003 were approximately $183,000, a decrease of approximately $94,000, or 34%, over operating expenses of approximately $277,000 during the three months ended September 30, 2002. The largest components of our operating expenses in the third quarter of 2002 were fees paid to our professional advisors, advertising costs, costs of independent sales representatives, automobile lease expenses and office rent. The professional fees we incurred consisted principally of legal fees , accounting fees and investor relations fees. During the third quarter of 2003, we did not incur any comparable expenses, as we did not engage professional advisors for similar services during that period.

Advertising costs for the three months ended September 30, 2003 were $0, as compared with advertising costs incurred during the three months ended June 30, 2002 of approximately $39,000. This decrease in advertising expenditures represents an increased use of strategic partnering efforts and marketing as a means to attract customers (as opposed to focusing on advertising, trade shows and promotions to the travel industry).

Other Expenses

During the three months ended September 30, 2003, we incurred interest expenses of approximately $11,000 to reflect accrued interest in connection with our private placement sale of convertible debentures in the aggregate principal amount of $690,000. The interest expense results from accrued interest during the third quarter on these debentures. During the three months ended September 30, 2002 we had approximately $150,000 of accrued interest, deferred financing costs and the beneficial conversion associated with the convertible debentures sold in our private placement offering during the first and second quarters of 2002.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Net Sales

Net sales for the nine months ended September 30, 2003 were approximately $854,000, an increase of approximately $205,000, or 32%, from net sales of approximately $649,000 for the nine months ended September 30, 2002. This increase was primarily due to an increase in the number of our customers who rented cell phones in the first three quarters of 2003 compared to the first three quarters of 2002. We attribute this increase in part to our marketing efforts with Cendant Corp’s subsidiary Avis Rent-A-Car offering cellular phone rentals to U.S. customers renting cars for use overseas.

Cost of Sales

Cost of sales for the nine months ended September 30, 2003 was approximately $371,000 an increase of approximately $32,000, or 9%, from approximately $339,000 for the nine months ended September 30, 2002. This comparably small increase in cost of sales was primarily due to a large credit from one of our major vendors in the amount of approximately $139,000 in the second quarter of 203. Excluding this credit, cost of sales for the nine months ending September 30, 2003 would have been $510,000 an increase of approximately $171,000 or 50%, from approximately $339,000 for the nine months ended September 30, 2002. This increase in costs of sales was primarily due to the increased volume of air time that we resold to our customers.

Gross Profit

Gross profit for the nine months ended September 30, 2003 was approximately $483,000, an increase of approximately $173,000, or 56%, from approximately $310,000 of gross profit for the nine months ended September 30, 2002. This increase is partially due to the increase of sales experienced during the first three quarters of 2003 as compared to the first three quarters of 2002. It is also largely due to the credit of $139,000 from a major vendor. The Company believes that the adjusted amount of gross profit is sufficiently small that the increase in percentage is not indicative of any particular trend.

Operating Expenses

Operating expenses for the nine months ended September 30, 2003 were approximately $677,000, a decrease of approximately $16,000, or 2%, over operating expenses of approximately $693,000 during the nine months ended September 30, 2002. The largest components of our operating expenses in the first three quarters of 2002 were fees paid to our professional advisors, advertising costs, costs of independent sales representatives, automobile lease expenses and office rent. The professional fees we incurred consisted principally of legal fees, accounting fees and investor relations fees. During the first half of 2003, we did not incur any comparable expenses, as we did not engage professional advisors for similar services during that period. The Company incurred legal and accounting costs in the nine months ended September 30, 2002 in order to comply with SEC reporting requirements and other complexities resulting from the Company's capital raise.

Other Expenses

During the nine months ended September 30, 2003, we incurred interest expenses of approximately $26,000 to reflect accrued interest on the convertible debentures as compared to $269,000 for the period ended September 30, 2002 for accrued interest, deferred financing costs and the beneficial conversion feature in connection with our private placement sale of convertible debentures in the aggregate principal amount of $690,000. The interest expense results from accrued interest during the first three quarters on these debentures, deferred financing costs, and the beneficial conversion associated with the convertible debentures sold in our private placement offering during the first and second quarters of 2002. Because these convertible debentures were issued on March 27, 2002, there was only a negligible amount of related expenses recognized in the first three quarters of 2003. There were no comparable expenses recorded for the nine months ended September 30, 2003 because the Company did not engage in any comparable transactions during that period.

Income Taxes

We recorded no provision for foreign, federal or state income taxes for either the first three quarters of 2003 or the third fiscal quarter of 2002.
Liquidity and Capital Resources

To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and our operating income.

For the nine months ended September 30, 2003, we had a net loss of $219,656. After eliminating non-Cash items, principally amortization of the beneficial conversion features of our convertible debentures, deferred financing costs and increases in accounts payable, we generated positive cash flow from operations of $154,274. We raised an additional $40,000 through sale of a convertible debenture in a private transaction and redeemed certificates of deposit for $10,700 . After purchasing $18,968 of property and equipment, and repaying $13,860 in principal on capital leases, as of September 30, 2003, the Company's cash on hand increased by$171,516 to $251,185.

With current assets of $645,429 and current liabilities of $620,675, our ability to meet our obligations as they come due is heavily dependant on timely collection of our accounts receivable and on the absence of any surprises that would require immediate outlays of cash. We anticipate that a combination of cash from operations and funds raised in our private placement will be sufficient to fund our operations and expansion during 2003, but rapid expansion is unlikely due to cash constraints. We expect to undertake an advertising campaign in the near future that will strain our cash position, and we are also engaged in disputes with several vendors whose charges, we believe, were excessive. Should those vendors be able to justify their charges our available cash would be rapidly depleted. If we are unable to achieve our business plan, we may need to continue to rely on external sources of funding to meet our cash needs for future acquisitions and internal expansion and, if necessary, defer discretionary expenditures to continue operations. Additional financing, through subsequent public offerings or private offerings or private equity or debt financings, may not, however, be available to us on acceptable terms or at all.

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

During the remainder of 2003, the Company plans to attempt to significantly increase the scale of its rental activity (as compared to prior periods) and also to attempt to acquire additional businesses. These activities could also result in our consuming cash at a greater rate than that at which we have previously done so.
Subsequent Event

Following the close of the quarter, we were unable to provide service for a period of approximately one month as a result of a dispute with our carrier. We have retained a new carrier, but the results of operations for our fourth quarter will be adversely affected by the absence of revenue during that time.

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
N/A
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003
UNIVERCELL HOLDINGS, INC.

By: /S/ SEAN Y. FULDA
Sean Y. Fulda
Chief Executive Officer and President
(principal executive officer,
principal financial officer and
principal accounting officer)