Form 10KSB
period 2003-12-31
UNIVERCELL HOLDINGS INC
filed 2004-04-30
CIK 894680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003.

OR

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _________________

Commission File Number 001-11624

UNIVERCELL HOLDINGS, INC.

(Name of small business issuer as specified in its charter)

Florida	11-3331350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3710 Clarinth Road

Baltimore, Maryland 21215

(Address of Principal Executive Offices and Zip Code)

Issuer’s Telephone Number, Including Area Code: (800) 765-2355

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act: $0.0001 par value per share common stock

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[   ]

Issuer’s revenues for the twelve months ended December 31, 2003 were $912,691.

The market value of securities held by non-affiliates is $1,172,647 based on the average closing bid and asked bid price of $0.0145 of the issuer’s common stock on March 31, 2004, as quoted on the Over-the-Counter Electronic Bulletin Board.

As of March 31, 2004, there were 103,892,733 shares of the issuer’s common stock, par value $0.0001 issued and outstanding.  Of these, 80,872,226 shares are held by non-affiliates of the issuer.

#

PART I

Corporate Structure; Identification of Entities.  UniverCell Holdings, Inc. (the “Company”) is a holding company, which currently has one operating subsidiary, UniverCell Global Phone Rentals, Inc. (“UniverCell”).  References to “us,” “our” and “we” in this Report refer to the consolidated business of the Company and UniverCell, unless the context clearly indicates otherwise.

Cautionary statement regarding forward-looking statements.  Certain statements in this Report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section (Item 7 of this report below).  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievement to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements.  Such factors include, among others:

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

These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties.  Our actual results could differ materially from those discussed in these statements.  See “Risk Factors,” for a discussion of certain risks, including those relating to a business such as ours with a limited operating record and with operating losses, and those risks relating to our common stock and its market value.

ITEM 1.     DESCRIPTION OF BUSINESS.

Overview of Our Business

UniverCell Holdings carries on its business through its wholly-owned subsidiary, UniverCell Global Phone Rental, Inc., which we refer to as UniverCell Global.  UniverCell Global is currently the only subsidiary of UniverCell Holdings.

Mobile phone services most commonly used in the U.S. are not compatible with service providers abroad.  Therefore, most U.S. travelers cannot use their own mobile phones while traveling overseas.  Our business is providing mobile telephone services to U.S. travelers going overseas.

We currently offer wireless phone, fax, data and Internet communication services to business travelers, leisure travelers and students traveling to over 140 foreign countries. Our services include:

•

international cellular phone rentals;

•

GSM service;

•

prepaid international wireless GSM service and sales;

•

high-speed data card rentals and sales.

In the U.S., the principal mobile telephony systems are analog and digital networks, whereas most other countries use the GSM platform.  An analog or digital phone will not work on a GSM network, and a GSM phone must use the same frequency as the local GSM network in order to work.

GSM is a chip-based cellular telephone system that utilizes a miniature smart card for account verification.  Conventional cellular phones, on the other hand, have an electronic identification number programmed into each individual cell phone.  The GSM card is detachable and interchangeable with any other GSM phone.  Our phones operate on GSM systems in more than 140 countries, utilizing more than 470 networks, while maintaining the same phone number.

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

Corporate Structure and Background

UniverCell Global is an Illinois corporation incorporated on March 22, 1999, and is the successor to Isralink Communications, Inc., an Illinois corporation. UniverCell Global’s founder, Sean Y. Fulda, was the sole stockholder of Isralink.  Isralink provided mobile phone rental services to U.S. travelers to Israel.  On December 31, 1999, UniverCell Global issued 100% of its common stock to Sean Y. Fulda in exchange for Isralink’s transfer to UniverCell Global of Isralink’s accounts receivable, cellular telephones and certain liabilities.  UniverCell Global also assumed Isralink’s cellular service contract with an Israeli cellular service provider.  Mr. Fulda later exchanged the shares he received in that transaction for 27,390,000 shares of common stock in the exchange transaction with Hypermedia Communications, a publicly traded company.  The parties completed the exchange transaction on December 14, 2001.  As a result, UniverCell Global became a wholly-owned subsidiary of UniverCell Holdings.  Since the exchange transaction, our common stock has continued to be publicly held, and is quoted on the OTCBB under the symbol “UVCL.”

Our Products and Services

Mobile Phone Rentals and Service

Cellular phone rentals and service accounted for virtually all of our revenues in 2003. We currently offer a single wireless phone and phone number that works in more than 140 countries.

A customer will place an order with one of our customer service representatives at our toll-free number 1-800-765-2355, via fax to our toll-free fax order line, 1-800-892-2355, or on our website, www.rentalcell.com.  The customer will advise us of their destination, duration of visit, address and billing information.  We will then prepare a GSM-compatible phone (currently, we use the Nokia 6310i model) and send it to the customer.  We ship phones by Federal Express, directly to the customer’s home or office.  Orders are shipped nationwide for delivery by 10:30 a.m. the next business day.  Same day delivery is available in select areas such as New York City, Chicago, Los Angeles and certain other major hub shipping areas in the U.S.  Our shipment also includes a pre-paid FedEx return mailer so that customers can return equipment to us promptly when they are finished using it.

Our primary source of revenue is payment for airtime used rather than equipment rental charges, although our equipment rental charges are a substantial source of revenue.  Our business approach is to get the equipment in the customer’s hands and facilitate use of airtime.  Our current pricing structure for phone rentals is dependent on how the customer is brought to us.  In certain cases, phones are made available to customers of our strategic partners for a nominal fee or free of rental charge:  the customer pays for airtime used.  In other cases, we may charge a modest fee for the equipment rental (currently, UniverCell charges $5.00 per day, $25.00 for the first week and $20 per week after the first week), and the customer will also pay for airtime used.  In all cases, shipping costs for the equipment are paid by our customers, at a discounted price we negotiate with FedEx.  Airtime charges are largely a function of what local carriers charge.  We add margins to these costs and implement a fee structure accordingly.  Our cell phone airtime charges are generally between $.75 and $3.00 per minute.  Our current pricing structure charges customers on a full-minute basis, and for both incoming and outbound calls.

Our phones are sent fully-charged, with two fully-charged batteries, a car charger, a hands-free earpiece and mouthpiece, a charger with adapters for all types of electrical current in the customer’s destination countries, a carrying case for the phone and its accessories and instructions for use.  Every phone is equipped with voicemail, caller I.D. and call waiting functions, as well as text messaging, Internet access and fax capabilities.  We can also program the phone to receive call-forwarding from up to ten numbers in the U.S. so that phone calls made to the customer’s U.S. base for communications will be received wherever he or she may be located.  We offer a U.S.-based toll-free number that will connect to the customer’s phone.  As an optional service, we offer our customers insurance for $1.00 per day to cover the equipment in case of loss, theft or damage, with a $25.00 deductible (calls made prior to the time when the loss or theft is reported to us are not covered by the insurance).

SIM Cards

Some U.S. cellular phone consumer use a U.S. carrier based on the GSM platform and own a cell phone that is also compatible with overseas GSM frequencies. These consumers can use their own cellular phones while traveling overseas.  However, the rates charged by U.S. based GSM carriers for calls made and received while overseas are high.  For these consumers, we intend to offer a much less expensive alternative: the SIM card, which we plan to offer in various pre-paid denominations and in a post-paid format, as well as on a contractual basis.  We expect to begin offering SIM cards in late 2004.

Our SIM cards will be pre-programmed for the particular countries where a traveler will be going.  The rates charged will be based on the local GSM carrier’s rate, not the U.S. GSM carrier’s rate.  Accordingly, our customers will pay substantially less using our SIM cards than they would using their U.S. carrier’s roaming rates for overseas calls.  We expect that SIM cards will appeal in particular to those consumers who are frequent or longer term overseas travelers, such as business travelers and students.

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

Marketing

We target three global market segments for international cellular phone usage:

•

business travelers;

•

leisure travelers; and

•

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

Direct Marketing Targeted at Consumers

In addition to promoting our products through our referral program described above, we promote our products to our target market consumers through direct marketing campaigns, focusing in particular on business travelers.  We reach these customers through:

•

direct mail;

•

telemarketing; and

•

advertising.

In the past, we have advertised directly to consumers in the U.S. Jewish ethnic market segment, as research indicates that American Jews tend to travel internationally in much greater proportion than the overall U.S. population, mostly to Western Europe and Israel.  Recently, we have expanded our advertising efforts to reach a broader base of travelers.  For example, we advertised in the October 2003 issue of Travel and Leisure magazine and in the October issue of Inside Europe.

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

Administrative Infrastructure

Employees

As of December 31, 2003, we had four employees.

•

Sean Y. Fulda, Chief Executive Officer, Chairman of the Board, President, Secretary, Principal Accounting Officer;

•

Three other employees who handled sales and order processing.

We are seeking a qualified candidate to serve as our chief financial officer.

We also employ part-time employees and independent contractors from time-to-time as our needs require.

We have a five-year employment agreement with Sean Y. Fulda, our chief executive officer, principal accounting officer and chairman of the board of directors. Mr. Fulda’s base salary was $75,000 for the year 2002, and $125,000 for the year 2003. It is $140,000 for the year 2004, $160,000 for the year 2005 and $180,000 for the year 2006.  The agreement provides for bonuses as determined by our board of directors, acting through an independent compensation committee which the directors have not yet established.  The agreement also provides for participation in our generally available benefit plans and for vacation time, personal days and sick time in accordance with our policies.

None of our other employees is under a written employment agreement.  There are no collective bargaining agreements in effect. We believe the relations with our employees are good.

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

Intellectual Property

Our intellectual property consists of trade secrets with respect our business operations, strategies, partner relationship terms and customers, common law trademarks in our name, UniverCell and the UniverCell logo, and common law copyright protection for certain advertising and promotional materials which we have created.  We do not believe our intellectual property rights are a barrier to entry to potential competitors, although we do take measures which, we deem reasonable to protect confidential information, such as our customer lists and pricing models.

Seasonality; Dependence on International Travel

Our business depends on people traveling from the U.S. overseas.  Historically, we have experienced a reduction of revenues from phone rentals in the winter months due to the reduction in business travel during the holiday season, the reduction in leisure travel during the winter months and inclement weather.  We have experienced an increase in sales of prepaid cellular phones in the holiday season.   If, as occurred in the wake of the September 11, 2001 attacks against the U.S., there are fewer people traveling from the U.S. abroad, we will have a smaller target market.  On the other hand, if there is an increase in international travel by U.S. persons, as might be the case where U.S. businesses expand internationally, if leisure travelers’ interest in international travel increases, or if more students opt to engage in study abroad programs, then our target market will grow, increasing our opportunity to turn travelers into customers.  The factors underlying the foregoing are numerous and outside of our control, and accordingly, we cannot predict the level of international travel by U.S. persons to the countries we serve.

Dependence on Certain Customers

We do not rely on any particular customer for a substantial part of our revenues.  This is largely due to the nature of our customers’ only needing our products and services on an infrequent, sporadic basis.  We do, however, believe that our customer relationships are good.

Dependence on Customers Traveling to Certain Geographic Regions

Approximately 60% of our revenues for 2003 was derived from people traveling to Europe. The remaining revenue was derived from customers traveling to other countries and other regions, such as Asia, and Central and South America. We may also engage in advertising directed at additional specific ethnic markets as a means to increase our sales and the breadth of our geographic reach.

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

Factors Affecting Our Business

We only have a three-year operating history, and this may be an insufficient basis to evaluate our business prospects and management abilities.

We have only been operating our current business since 2000, and our strategy involves a number of substantial new initiatives.  Our business and market is novel, and we cannot be certain that we will succeed in gaining market acceptance of our products in the marketplace.

Because we only have three years of operating history, this may be too short a period for trends in our performance to become evident.  For example, our revenues to date have been modest.  Our net sales were approximately $695,000 in 2000, $797,000 in 2001, $953,000 in 2002 and 913,000 in 2003.  We had gross profits of approximately $328,000 in 2000, $410,000 in 2001, $421,000 in 2002 and $575,000 in 2003.  Our net income was approximately $86,000 in 2000, and we had a net loss of approximately $144,000 in 2001, $640,000 in 2002 and $288,000 in 2003.  This data may not be an adequate basis for an investor to make any meaningful conclusions about our past performance and our ability to generate revenues going forward.  Similarly, our management may have difficulty in assessing our performance and identifying trends to plan and manage our business.

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

Our business strategy requires capital to improve our internal management and operations infrastructure, expand our marketing efforts and enhance our technological capabilities. We expect to incur operating expenses of approximately $1,000,000 for fiscal year 2004, and we have budgeted for operating expenses of $1,000,000 for fiscal year 2004. We may also make strategic acquisitions of other companies in our market or in complementary markets and if we do we will incur additional costs.

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

If we are not able to obtain required future financing it would be likely to have a materially adverse effect on our business.  For example, may have to reduce our operating expenses.  We may also have to scale-back or abandon initiatives we have begun or which we begin in the future. If we are unable to attract any additional financing, we will need to rely on our own revenues to fund our operations.  As a result, we may decide to reduce or suspend our operations, seek a merger partner or sell some or substantially all of our assets.

We may incur indebtedness to fund our capital requirements.  The terms of this indebtedness may impose restrictions on our operations or liens on our assets.

In the future, we may incur indebtedness other than the convertible debentures, and this indebtedness may also be convertible into equity.  If it were, then it might dilute the equity interests of the common stock holders.  The terms of future indebtedness might also impose restrictions on us, including limits on payments of dividends and restrictions on certain corporate transactions.  Although we have had preliminary discussions with several prospective investors, we have not agreed to any proposed financing terms or obtained any financing commitment.  We cannot predict the amount, timing or terms of any future financing, or whether we will be able to obtain future financing at all.

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

We rely significantly on our travel industry referral program participants to provide customer referrals to us.  We estimate that our corporate partners have referred approximately 30% to 50% of our customers to us.  Most of our referral program relationships have been with independent travel agents.  The travel agency business is in the midst of change and consolidation.  Internet-based and other methods of booking travel have taken a significant share of the travel market away from travel agents.  Fewer people may book travel through traditional travel agencies, thus reducing the agencies’ value to us as sources of customers.

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

We have only one carrier for airtime, O2, based in the United Kingdom, provides service for all countries currently served by us.  If our airtime carrier ceases to provide service to us, such as what happened with Orange in 2003, we will have to negotiate with other airtime carriers.  We may not be able to locate a substitute airtime carrier to ensure uninterrupted service to our customers, or at the same cost as our current carriers, if at all.

We do not have any overriding agreement with O2 governing all of our phone lines for any specific length of time or minimum amount of service commitment.  Rather, each time we order a new phone line we agree to a twelve-month term and certain minimum monthly charges, which relates to that particular phone line only.  When the initial twelve-month term ends, it is automatically extended unless and until either party gives prior notice of termination to the other party.  O2 may immediately terminate our contract as to any one or more phone lines for various reasons, such as nonpayment or our violation of O2’s terms and conditions.

Additionally, we rely on O2’s internal customer service capabilities, licensing, affiliate network and cooperation agreements with other local carriers to provide cellular service to the countries where we make our services available.  We may not be able to provide services to our customers in certain countries, unless we negotiate separate agreements with local carriers in those countries if:

•

O2’s relationships with these other parties is terminated; or

•

the charges to O2 (which in turn would be passed on to us) substantially increase.

We do not design or manufacture any cell phones or equipment, and we do not plan to engage in that business.  We will purchase any new equipment through O2 or privately source the phones from equipment resellers.  If O2 stops providing its services to us, or if O2 increases its equipment charges and we were unable to negotiate an alternative source for our needed equipment at comparable prices to those we have historically paid, our gross profit will decrease and our net income could be diminished.

The departure of management or other key personnel would impair our ability to operate our business effectively.

Currently, we have three employees:  Sean Y. Fulda, Aleen Goldwasser, V.P of Student Programs and Theresa Hayden, Telephone Sales Representative.  The departure of any of these employees, but in particular Mr. Fulda, may have an immediate and substantial adverse effect on our ability to conduct our business.

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

The overseas mobile telephone rental market in particular, and the cellular communications industry in general, is highly competitive. Competitive factors include:

•

price;

•

customer service;

•

geographic coverage; and

•

access to customers through marketing.

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

•

offer services that incorporate leading technologies;

•

address the increasingly sophisticated and varied needs of our current and prospective customers;

•

respond to technological advances and emerging industry standards on a timely and cost-effective basis; and

•

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

Factors Affecting Our Market

Our business is dependent on U.S. mobile phone carriers’ inability to provide service to their clients for overseas use at reasonable rates.

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

Most of our customers are travelers from the U.S. to Europe, and if we do not diversify our customer base, we risk substantial loss of revenue if travel to these regions decreases significantly.

If events occur which reduce the number of U.S.-based travelers going to certain regions where our business is concentrated, then our business may suffer.  Approximately 70% of our revenues for 2003 were attributable to travelers to Europe he remaining revenue was derived from customers traveling to other countries and other regions, such as Eastern Europe, Asia, and Central and South America.

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

Factors Affecting Our Common Stock

Conversion of the convertible debentures will substantially dilute our stockholders’ equity.

We sold our convertible debentures in the aggregate principal amount of $650,000 from March through May 2002 in a private placement to accredited investors.  An aggregate principal amount of $315,000 of these debentures was issued on March 27, 2002, an aggregate principal amount of $285,000 was issued on April 30, 2002 and an aggregate principal amount of $50,000 was issued on May 7, 2002.  The convertible debentures bear interest at the rate of 6% per annum, and mature on the second anniversary of their issuance date, unless converted into our common stock at the holders’ option.  The conversion rate is the lesser of:

•

200% of the closing bid price per share of our common stock on the closing date; and

•

70% of the lowest closing bid price per share of our common stock for the 20 trading days immediately preceding the date of conversion.

To the extent not previously converted at the holders’ option, the convertible debentures will convert automatically into common stock on their maturity date.

Because the number of shares into which the convertible debentures are convertible depends on both the closing bid price of the common stock at various dates in the future and the amount of accrued interest at various dates in the future, we cannot know as of this date how many shares of common stock are issuable upon conversion of the convertible debentures.  For illustrative purposes, the following table indicates (as to the debentures issued on each issuance date) the number of shares of common stock that will be issuable on the maturity date of the convertible debentures, with various hypothetical values ascribed to the closing bid price of the common stock.  These hypothetical bid prices are not intended as projections, estimates, predictions or indications of the future performance of our common stock, but rather are provided to illustrate the impact of varying pricing levels on the holders of our common stock due to the conversion of the convertible debentures.

Of the total amount of convertible debentures originally issued, $252,933 remained outstanding as of December 31, 2003. Based on the closing price of $0.145 on March 31, 2004, and the 86,862,882 shares outstanding as of December 31, 2003, the remaining debentures would be convertible into 24,919,507 shares of common stock, or approximately 22.3% of the common stock.

There is no upward limit on the number of shares of common stock issuable upon conversion of the convertible debentures.  The table above illustrates the number of shares issuable upon conversion if the lowest market price of the common stock for the 20 trading days prior to conversion is near or above the current market price of the common stock.  For example, on March 31, 2004, the closing bid price of the common stock was $0.0145.  If the market price of our common stock does not increase prior to conversion, it is possible that a substantial additional number of shares of common stock will be issued upon conversion of the convertible debentures.

We discuss below certain factors with respect to our convertible debentures that we believe are material to an investor’s decision to invest in our common stock.

Conversion of the convertible debentures will substantially dilute our shareholders’ equity.

As we issue more shares of common stock, the proportion of equity that each share represents will decrease.  We will continue to issue additional shares on conversion of the remaining outstanding convertible debentures.  When we issue these new shares it will further dilute the equity represented by each existing share of our common stock.  The economic value of each share of our common stock will decrease, and the market price of the common stock is also likely to decrease.  The debentures convert at a floating rate which is below the prevailing market price of the common stock.  The lower the market price of the common stock, the more shares that are issuable upon conversion.  If the debenture holders convert a portion of the debentures and the market price of the common stock decreases due to the dilutive effect of this partial conversion, then the remaining unconverted debentures will represent a larger number of shares of common stock, which would cause additional dilution and could further depress the price of our common stock.

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

Future sales of common stock or other equity securities could adversely affect our stock price and dilute our stockholders’ interest.

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

•

to deliver a disclosure document to the customer describing the risks of penny stocks, and get a written receipt for that document, before selling penny stocks to that customer;

•

to disclose price information about the stock;

•

to disclose the compensation received by the broker-dealer or any associated person of the broker-dealer; and

•

to send monthly statements to customers with market and price information about the penny stock.

Our common stock will also be subject to a rule which requires the broker-dealer, in some circumstances, to:

•

approve the penny stock purchaser’s account under standards specified in the rule; and

•

deliver written statements to the customer with information specified in the rule.

These rules will remain in effect for the foreseeable future.  Our stock will be considered a penny stock under applicable SEC rules unless and until:

•

the shares reach a price of at least $5.00 per share;

•

we meet the financial size and volume levels for our common stock not to be considered a penny stock; or

•

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

We have engaged in transactions with certain related parties.  For example, David M. Friedman, who owns less than 1% of our outstanding common stock and now a director, and Nicole N. Fulda, the sister of Sean Y. Fulda, our chairman and chief executive officer, has received stock as compensation for advisory services performed on our behalf in 2001 and 2003. We have also used an advertising agency that is owned by Sean Y. Fulda to place advertisements for us.  Although we believe that these transactions were on reasonable terms, third parties may not agree.

Our board has discretion to authorize transactions with related parties, such as Sean Y. Fulda.  Although these or future transactions may constitute interested transactions as described in the risk factor below captioned “Florida’s antitakeover law may prevent or delay a person from acquiring us, which may be adverse to the stockholders’ interests,” we may nevertheless continue to engage in transactions from time-to-time with related parties.

Florida’s antitakeover law may prevent or delay a person from acquiring us, which could prevent us from engaging in a transaction that would benefit our stockholders.

UniverCell Holdings is subject to antitakeover provisions under Florida corporate law.  These provisions limit the ability of persons who hold shares with voting power of one-fifth or more of our common stock to acquire additional shares of stock or to vote those shares unless the board of directors gives its prior approval of the acquisition or the holders of a majority of the company’s voting shares, excluding interested stockholders’ shares, approve the granting of voting rights to the acquiring party.  These provisions could discourage a buyer of common stock because the buyer would not want to risk losing voting power.

Florida law also prohibits a publicly-held Florida corporation from engaging in a broad range of business combinations or other extraordinary corporate transactions with an interested stockholder who beneficially owns more than 10% of a company’s voting shares.  An interested stockholder transaction is permissible if:

•

a majority of disinterested directors approve the transaction before the person becomes an interested stockholder;

•

the corporation has not had more than 300 stockholders of record during the past three years;

•

the interested stockholder has owned at least 80% of the corporation’s outstanding voting shares for at least five years;

•

the interested stockholder is the beneficial owner of at least 90% of the voting shares, excluding shares acquired directly from the corporation in a transaction that the disinterested directors did not approve;

•

the corporation’s stockholders receive consideration that is equal to the highest amount per share calculated under a complex formula, and other specified conditions are met; or

•

the holders of two-thirds of the corporation’s voting shares, other than those owned by the interested stockholder, approve the transaction.

One possible effect of these provisions is that our board of directors might not approve a business combination transaction that is or could be advantageous to the stockholders.  These provisions could therefore materially adversely affect the value of the common stock, as the board of directors could defeat a takeover attempt.

Our market price and trading volume may fluctuate and be volatile.

Since we began operating our current business on December 14, 2001 through the end of 2003, the trading price of our common stock on the OTCBB has fluctuated significantly, with a high closing price of $0.91 on December 18, 2001 and a low of $0.005 on May 15, 2003 .  Our common stock has more recently been trading at prices just above $0.01.  You should expect our market price to continue to fluctuate.  These fluctuations may be as a result of our own performance, or of the performance of our industry or the economy in general.  In particular, we expect price and volume fluctuations when we make public announcements of our initiatives, when developments relating to our competitors are publicly disclosed, when we release our quarterly and annual financial results and when events occur which may impact international travel by U.S. persons.  These factors, as well as general economic conditions over which we have no control (such as recessions or high interest rates), may adversely affect the market price of our common stock.

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

ITEM 2.     DESCRIPTION OF PROPERTIES.

Our corporate headquarters are located at the home of our chief executive officer, Mr. Fulda in Baltimore, Maryland. We also maintain a 1,000 square-foot office/residence in Florida.

ITEM 3.     LEGAL PROCEEDINGS.

N/A

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price

The principal market where our common equity is traded is the OTCBB.  The high and low bid prices of our common stock for each quarter within the last two fiscal years were as follows:

	HIGH/ASK ($)	LOW/BID ($)
1st Quarter 2002	0.74	0.27
2nd Quarter 2002	0.32	0.10
3rd Quarter 2002	0.11	0.025
4th Quarter 2002	0.24	0.025
1st Quarter 2003	0.18	0.009
2nd Quarter 2003	0.01	0.005
3rd Quarter 2003	0.047	0.008
4th Quarter 2003	0.172	0.01

The above over-the-counter market high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company’s trading symbol is “UVCL.”

As of December 31, 2003 there was one class of common equity held by approximately 20 holders of record.  No dividends have been declared during the last two fiscal years. There are no restrictions which affect or are likely to affect our ability to pay dividends in the future.  However, we do not expect to pay dividends in the foreseeable future.

Equity Compensation Plans

During 2003, the Company did not maintain any equity compensation plan.

Recent Sales of Unregistered Securities

Share Issuance as Compensation to Certain Service Providers

In March of 2003, we issued of 175,000 shares of our common stock to certain consultants and professional advisors in payment for their services in preparing a business plan and for other services.  The agreed fair value for these services was $43,750.  Those shares were issued  in reliance upon exemptions from registration under the Securities Act set forth in Section 4(2) thereof or Regulation D thereunder.  Each stockholder represented its intention to acquire the securities for investment only, and not with a view to the distribution.  We affixed appropriate legends to the stock certificates issued in such transactions.  Before we made any offer or sale, we had reasonable grounds to believe and believed that each stockholder was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

Private Placement of Convertible Debentures

From March through May 2002, we sold convertible debentures in the aggregate principal amount of $650,000 in a private placement offering.  The debentures originally bore interest at the rate of 6% per annum, and mature on the second anniversary of their issuance date, unless earlier converted into common stock of UniverCell Holdings at the holder’s option.  If not earlier converted, the debentures will convert automatically on their maturity date.  Both principal and accrued interest is convertibleThe conversion rate is based on the lesser of:

•

200% of the closing bid price per share of our common stock on the date of sale of the convertible debentures; and

•

70% of the lowest closing bid price per share of our common stock for the 20 trading days immediately preceding the date of conversion.

On December 26, 2003 we issued 1,049,015 shares of common stock in payment of all interest then accrued, as well as future interest.

As of December 31, 2003, all but $252,933 in principal and interest had been converted. The number of shares of common stock into which the remaining outstanding principal amount of the convertible debentures is convertible into cannot be determined at this time because the conversion formula is based on the future market price of the common stock.

We engaged a placement agent, H&W, in connection with this private placement offering. After payment of the placement agent’s fee (which was 13% of the principal amount of the convertible debentures sold, or $84,500), we applied the net proceeds of the sale of convertible debentures to working capital and other general corporate purposes.

We issued and sold the convertible debentures in reliance upon exemptions from registration under the Securities Act set forth in Section 4(2) thereof or Regulation D or Regulation S thereunder.  Each purchaser represented that such purchaser was an accredited investor or not a U.S. person, and each agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom.  Each purchaser also represented its intention to acquire the securities for investment only, and not with a view to the distribution thereof.  Prior to making any offer or sale, we had reasonable grounds to believe and believed that each purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

Warrants Issued in Connection with Private Placement of Convertible Debentures; Shares of Common Stock Issued Upon Exercise of These Warrants

As part of our placement agent’s fees in connection with the private placement of our convertible debentures, we issued warrants to purchase an aggregate of 1,300,000 shares of common stock to the persons designated by the placement agent.  We issued 630,000 of these warrants on March 27, 2002, 570,000 warrants on April 30, 2002 and 100,000 warrants on May 7, 2002.  On August 22, 2002, the warrant holders elected to exercise their warrants, and no warrants remain outstanding.  The terms of the warrants provided that they were exercisable during the two years from their issuance date and have an exercise price equal to 105% multiplied by the lower of:

•

200% of the closing bid price per share of our common stock on the warrant issuance date; and

•

70% of the lowest closing bid price per share of our common stock for the twenty (20) trading days immediately preceding the date of exercise.

All of the warrant holders elected to use the “cashless exercise” option provided by the warrants’ terms.  This cashless exercise option allows the warrant holder to exercise the warrants without paying cash for the exercise price.  Under this provision, instead of receiving the full number of shares represented by the warrant, the warrant holder pays the exercise price in the form of stock, and receives fewer shares than if the holder paid cash.  We did not receive any cash payment of the exercise price.

The warrants’ cashless exercise provision determines the net number of shares issued by applying the following formula:

Net Number = (A x B) - (A x C)

B

Where:

A = total number of shares warrant is exercised for

B = closing bid price of common stock on date of exercise

C = warrant exercise price on date of exercise

Warrants representing all 1,300,000 shares of common stock were exercised on August 22, 2002.  On this date, the closing bid price of the common stock was $0.06, and the warrant exercise price was $0.0330735.  As a result, we issued 583,408 shares of common stock in connection with these warrants, and no warrants remain outstanding.

UniverCell Holdings issued the warrants and the underlying common stock under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 under the Securities Act.  Each warrant holder represented in writing that it was an accredited investor and that it had acquired the securities for its own account.

Registration Rights Granted to Holders of Convertible Debentures and Warrants

We granted certain registration rights to the holders of the convertible debentures and the warrants in connection with our issuance of these securities.  These registration rights provide that UniverCell Holdings will file a registration statement at its own expense with the SEC within 10 days after the issuance of the convertible debentures and the warrants, and to take such steps as are reasonably necessary to cause the registration to become effective and to remain effective for up to five years after the convertible debentures and warrants were issued.

The registration statement is to seek the registration of 9,932,904 shares of common stock (583,408 issued in connection with the exercise of warrants and the balance in anticipation of the conversion under the convertible debentures) plus an additional indeterminate number of shares of common stock which may become issuable under the convertible debentures.  To the extent that shares in addition to the 9,932,904 shares sought to be registered hereby become issuable pursuant to the terms of the convertible debentures and/or the warrants, we intend to take all steps necessary to issue registered shares of common stock to the holders of the convertible debentures, including increasing our authorized capital stock (subject to board and stockholder approval) and filing one or more additional registration statements regarding such newly-authorized shares.  If we do not satisfy our obligations under the registration rights agreements, then the holders of the convertible debentures and the warrants may seek to collect certain liquidated damages from us provided under these agreements.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS.

Below, we discuss certain aspects of our past financial performance and make certain forward-looking statements.  We also refer you to the “Other Risk Factors” in Itme 1 of this Report for a discussion of certain risks, including, among others, risks relating to our business as a mobile telephone rental company targeting U.S. travelers abroad, our lack of a significant operating record and the fact that we have had operating losses, our risks relating to seasonality, our dependence on key suppliers of airtime and equipment, our limited managerial resources, our commercialization of our current and future products and applications and risks relating to our common stock and its market value.

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

The following narrative discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Report.

Overview

Our business is providing mobile telephone services to U.S. travelers going overseas. Many U.S.-based travelers are unable to use their own mobile phones while overseas because these phones are not compatible with mobile services available overseas.  We currently offer wireless phone, fax, data and internet communication services to business travelers, leisure travelers and students traveling to over 140 foreign countries.  Providing mobile telephone services to U.S. travelers abroad is a niche market in its fledgling stage, with very little market penetration at present.  Our objective is to develop this market and become a leading provider of international mobile phone services to U.S.-based international travelers.  We anticipate expanding our product line as we grow, both to adapt to changing technology and to add products which will complement and expand our core business.

Our sales revenues consist of charges to customers for rental of telephone equipment and for cellular airtime usage overseas.  We recognize revenues as our services are provided.  We have minimal staff and rely on advertising and referrals from our strategic partners to generate leads to customers.  Substantially all of our revenues are generated in the U.S.

Our cost of sales consists primarily of costs we incur for our telephone equipment and the cost of airtime and network expense for overseas usage, as well as shipping and handling costs incurred in connection with delivery and return of rented equipment to and from our customers.  As the volume of our rentals grows, UniverCell expects that its cost of revenues will decrease as a percentage of net sales in light of its ability to negotiate better terms with sellers of airtime and other vendors.  We do not anticipate that future decreases, if any, in our cost of net sales will be proportionately related to increasing volumes, but that, as our rental volumes increases to levels we cannot now predict with specificity, we may be able to negotiate lower prices for airtime and equipment.  Our ability to negotiate decreases in our costs of net sales will depend both on competitive conditions that prevail at the time among those vendors who sell telephone equipment and airtime (bundled together or sold separately), the extent of our market which we have been able to penetrate by that time and the strength of our financial condition at that time.  If we are not able to improve the cost of the equipment and airtime that we purchase then our margins may not improve, and we will need to effect alternative plans if we are to improve our profitability and the rate of return on our stockholders' equity.  There is no assurance that we will be able to develop alternative plans.

Our operating expenses include selling and marketing expenses, consisting primarily of advertising, commissions paid to corporate partners for customer referrals, public relations, customer service costs and general and administrative expenses.  These general and administrative expenses in turn consist primarily of personnel costs, consulting fees and other professional fees.  UniverCell Holdings does not maintain any material inventories, other than approximately 200 chips, each of which, when activated in a compatible mobile phone, will provide UniverCell with an additional telephone line on O2, our airtime supplier, based in the U.K.  UniverCell also maintains approximately 400 mobile telephones, as well as the related accessories.

During during 2003 we experienced a decline in the volume of our rental business. We believe this was due in substantial part to reduced travels by potential customers to the areas where we provide service. In response to out reduced revenue, we took steps to further reduce our overhead. These steps included moving our headquarters operations into our President’s residence, and reducing the amount of space we rent in Florida. We cannot give any assurance that revenue will recover to a level that will make us profitable.

Results of Operations

Net Sales

Net sales for the year ended December 31, 2003 were approximately $913,000, a decrease of approximately $41,000, or 4%, of net sales of approximately $954,000 the year ended December 31, 2002.  This decrease was primarily due to a decrease in the number of our customers who rented cell phones in 2003 compared to 2002.

Cost of Sales

Cost of sales for the year ended December 31, 2003 was approximately $337,000, a decrease of approximately $196,000, or 36%, from approximately $533,000 for the year ended December 31, 2002.  This decrease in costs of sales was primarily due to the costs of volume of air time that we resold to our customers. A significant (higher than average) amount of airtime was sold in countries where we have a higher than average markup.

Gross Profit

Gross profit for the year ended December 31, 2003 was approximately $575,000, an increase of approximately $154,000, or 36% from approximately $421,000 of gross profit the year ended December 31, 2002.  The Company believes that the volume of gross profit is sufficiently small that the increase in percentage is not indicative of any particular trend.

Operating Expenses

Operating expenses for the year ended December 31, 2003 were approximately $575,000, a decrease of approximately $277,000, or 33% over operating expenses of approximately $852,000 during the year ended December 31, 2002.  The largest components of this decrease in operating expenses were fees paid to consultants, lawyers and other professional advisors.  Since the fees paid to these individuals were fees paid for the filing and capital raise of the $650,000 of convertible debentures in 2002 that is now complete, we believe that these components of our operating expenses may not decrease further.

Interest Expense, Net

For the year ended December 31, 2003 our interest expense increased to approximately $282,000 from approximately $211,000 for the year ended December 31, 2002.  The increase in interest expense reflects higher loan balances during 2003.

Income Taxes

We recorded no provision for foreign, federal or state income taxes for either 2003, 2002 or 2001.

Liquidity and Capital Resources

As of December 31, 2003, our cash on hand was approximately $448,000, whereas we had cash on hand of approximately $80,000 as of December 31, 2002.  This increase in cash on hand was largely due to the collection of accounts receivables and the renegotiation of debt and accounts payable.

Since inception through December 31, 2003, we have operated with a cumulative loss of approximately $987,000 and we may continue to incur operating losses in the future, dependent upon the degree of commercial acceptance of our services.  To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and convertible debentures and our operating income.  Since our inception through December 31, 2003, we have received:

•

aggregate gross proceeds from the sale of equity securities and convertible debt of $790,000 ($100,000 from the sale of equity in 2000 and $650,000 from the sale of convertible debentures during the first half of 2002 and a $40,000 convertible debenture in 2003 that was later redeemed);

•

a capital contribution in connection with the Isralink transaction valued at $21,500; and

•

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

We anticipate that a combination of cash from operations and funds raised in our private placement will be sufficient to fund our operations and expansion during 2004.  If we are unable to achieve our business plan, we may need to continue to rely on external sources of funding to meet our cash needs and, if necessary, defer discretionary expenditures to continue operations.  Additional financing, through subsequent public offerings or private offerings or private equity or debt financings, may not, however, be available to us on acceptable terms or at all.

During 2003, we moved from our former corporate headquarters in Pikesville, Maryland as the result of a dispute with the landlord over theft of some of our equipment by one of the landlord's employees. While we believe that this termination was legally justified, if we are incorrect we may be liable for the rental payments called for under the lease to the end of the lease term, a total of approximately $58,000.

During 2004, intend to introduce sim card rentals in order to offset the decline we have experienced in rental activity (as compared to prior periods).  The introduction of these cards could result in our consuming cash at a greater rate than that at which we have previously consumed.

Our auditors’ report for the fiscal year ended December 31, 2003 included an explanatory statement indicating that  our recurring losses from operations and our dependence on financing to continue operations raise substantial doubt about our ability to continue as a going concern.  Our most aggressive plan calls for cost to raise approximately $5,000,000 in additional investment capital during the next three years.  We do not have any current commitments for any additional investment capital, and we cannot give any assurances that we will be able to raise this amount or any additional investment capital. We anticipate that we will need approximately $600,000 to fund our operations through the end of 2004 at their existing level, assuming modest growth. We believe that our current assets and future revenue earned during 2003 will be sufficient to fund our operations during this period. To the extent that we are unable to generate sufficient cash from our existing operations, we will require additional investment capital in order to maintain our current level of operations. Recently, the capital markets have not been hospitable towards small, new ventures such as ours and we therefore may be unable to procure additional desired or necessary investment capital on favorable terms or at all. If our cash flow from operations and new investment capital is not sufficient to fund our operations for the balance of 2004, then we will need to reduce our expenses, which may entail curtailing our operations and activities.

Capital Transactions

During 2003, we engaged certain consultants and professional advisors to assist us in the preparation of our planning for the SIM card reseller program. These consulting and advisory services ceased as of August 31, 2003.  In September 2003, we issued 4,000,000 shares of our common stock to pay certain consulting and other fees incurred in this connection, which were valued at $20,000 in the aggregate.  The shares issued were valued at $0.005 per share.

During 2001, we engaged certain consultants and professional advisors to assist us in the preparation of our business plan.  These consulting and advisory services ceased as of December 31, 2001.  In March 2002, we issued 175,000 shares of our common stock to pay certain consulting and other fees incurred in this connection, which were valued at $43,750 in the aggregate.  The shares issued were valued at $0.25 per share.

During the six months ended June 30, 2002, we conducted a private placement offering of convertible debentures, and we sold an aggregate principal amount of $650,000 of these debentures, $315,000 on March 27, 2002, $285,000 on April 30, 2002 and $50,000 on May 7, 2002.  After the sale of these convertible debentures that closed on May 7, 2002, we terminated this private placement offering.  The debentures were purchased by individual purchasers, each of which were accredited investors and none of which were affiliates of the Company.

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

We have agreed to register for resale all securities issuable upon conversion of the debentures and exercise of the warrants.

During 2001, Robert Esposito, who then owned approximately 84% of our issued and outstanding common stock, transferred 33,000,000 shares of common stock of UniverCell Holdings to the stockholders of UniverCell Global, and the stockholders of UniverCell Global transferred all of the then-issued and outstanding shares of UniverCell Global stock to UniverCell Holdings, thereby rendering UniverCell Global a wholly-owned subsidiary of UniverCell Holdings.

In June 2000, we issued 3,300,000 shares of our common stock to one purchaser in a private placement transaction for $100,000 in cash.  In connection with this sale, we also issued 660,000 shares of common stock to a finder, in payment of a finder’s fee.

ITEM 7.     FINANCIAL STATEMENTS.

#

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

UniverCell Holdings, Inc.

We have audited the accompanying consolidated balance sheets of UniverCell Holdings, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consoldiated financial statements referred to above present fairly, in all material respects, the financial position of UniverCell Holdings, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations and is dependent on financing to continue operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

February 27, 2004

#

UniverCell Holdings, Inc.
Consolidated Balance Sheet

ASSETS
December 31,
2003

Current Assets
Cash	$447,989
Accounts Receivables(Net of Allowance of $0)	42,811

Total Current Assets	490,800

Property & Equipment (Net)	38,976

Other Assets
Deferred Financing Costs	30,990
Deferred Beneficial Conversion Costs	60,500
Deposits	7,688

Total Other Assets	99,178

Total Assets	$628,954

The accompanying notes are an integal part of these financial statements.

#

UniverCell Holdings, Inc.
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31,
2003
Current Liabilities
Accounts Payable	$360,820
Accrued Expenses	58,541
Current Portion of Long -Term Debt	267,697

Total Current Liabilities	687,058

Long-Term Debt
Convertible Debentures	252,933
Capital Lease Payable	14,764
Current Portion of Long -Term Debt	(267,697)

Total Long-Term Debt	-

Total Liabilities	687,058

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares, $.0001 Par Value,
Issued and Outstanding 86,862,882 shares	8,685
Additional Paid in Capital	920,687
Accumulated Deficit	(987,476)

Total Stockholders' Equity	(58,104)

Total Liabilities and Stockholders' Equity	$628,954

The accompanying notes are an integal part of these financial statements.

#

UniverCell Holdings, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2003	2002

Revenues	$912,691	$953,905

Cost of Sales	337,323	532,886

Gross Profit (Loss)	575,368	421,019

Operating Expenses
Bad Debt Expense	7,879	258,923
General & Administrative	567,416	593,568

Total Operating Expenses	575,295	852,491

Net Operating Income (Loss)	73	(431,472)

Other Income(Expense)
Interest Income	435	2,208
Interest Expense	(281,783)	(211,408)
Gain (Loss) on Disposal of Assets	(7,165)	-

Total Other Income(Expense)	(288,513)	(209,200)

Net Income (Loss)	$(288,440)	$(640,672)

Net Income (Loss) Per Share	$(0.00)	$(0.02)

Weighted Average Shares Outstanding	59,466,719	40,088,949

The accompanying notes are an integal part of these financial statements.

#

#

UniverCell Holdings, Inc.
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)

Balance December 31, 2001	39,142,096	$3,914	$77,586	$(58,364)

March 2002 - Shares issued for services at $0.25 per share	175,000	18	43,732	-

March 2002 - Shares issued for exercise of warrants at $.05 per share	583,408	58	29,112	-

Beneficial Conversion Feature	-	-	363,000

Offering Costs	-	-	(49,115)	-

Net Loss for the year ended December 31, 2002	-	-	-	(640,672)

Balance December 31, 2002	39,900,504	3,990	464,315	(699,036)

February 2003 - Shares issued for conversion of debentures at $0.01 per share	12,301,876	1,230	166,293	-

September 2003 - Shares issued for services at $0.005 per share	3,000,000	300	14,700	-

October 2003 - Shares issued for services at $0.005 per share	1,000,000	100	4,900	-

October 2003 - Shares issued for exercise of options at $0.005 per share	2,300,000	230	11,270	-

October 2003 - Shares issued for conversion of debentures and interest at $0.01 per share	12,204,755	1,220	46,830	-

December 2003 - Shares issued for conversion of debentures and interest at $0.01 per share	16,155,747	1,615	212,379	-

Net Loss for the year ended December 31, 2003	-	-	-	(288,440)

Balance December 31, 2003	86,862,882	$8,685	$920,687	$(987,476)

The accompanying notes are an integal part of these financial statements.

#

#

UniverCell Holdings, Inc
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(288,440)	$(640,672)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation	13,860	20,680
Amortization	274,290	182,890
Shares issued for Services	20,000	43,750
Bad Debt Expense	-	258,923
Loss on Disposal of Assets	7,165	-
Change in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	337,986	(323,841)
(Increase) Decrease in Other Current Assets	-	824
Increase (Decrease) in Deposits and Prepaids	63,468	(69,707)
Increase (Decrease) in Accounts Payable/ Accrued Expenses	(62,279)	73,900

Net Cash Provided(Used) by Operating Activities	366,050	(453,253)

CASH FLOWS FROM INVESTING ACTIVITIES:

Redemption of Certificate of Deposit	10,070	24,930
Purchases of Property and Equipment	(209)	(11,111)

Net Cash Provided (Used) by Investing Activities	9,861	13,819

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Exercise of Stock Options	11,500	-
Cash Paid for Deferred Financing Costs	-	(156,500)
Offering Costs	-	(49,115)
Payments for Stockholder Loan	-	(1,874)
Proceeds from Convertible Debentures	40,000	650,000
Principal Payments for Convertible Debentures	(40,000)	-
Principal Payments for Capital Leases	(19,090)	(13,969)

Net Cash Provided(Used) by Financing Activities	(7,590)	428,542

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	368,321	(10,892)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	79,668	90,560

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$447,989	$79,668

The accompanying notes are an integal part of these financial statements.

#

UniverCell Holdings, Inc
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,

	2003	2002
Cash Paid For:
Interest	$22,001	$156,500
Taxes	$ -	$ -

Non-Cash Activities:
Shares Issued for Services	$20,000	$43,750
Shares Issued for Warrant Conversion	$ -	$29,170
Shares Issued for Conversion of Debentures and Accrued Interest	$429,567	$ -

#

UniverCell Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

NOTE 1 -  DESCRIPTION OF BUSINESS

a.  The Company and Nature of Business

UniverCell Holdings, Inc., (the “Company”) was incorporated in California in August 1989 under the corporate name Hypermedia Communications, Inc.,(“Hypermedia”) and became a Florida Corporation through the filing of a certificate of domestication dated August 17, 2001.  In connection with this filing, the Company also changed the par value of its common stock to $.0001 per share.  Immediately prior to December 14, 2001, the Company was a public shell with no material assets or capital, and no operations or income.

UniverCell Global Phone Rentals, Inc., (“UniverCell” or the “Company”) was formed in March 1999 under the laws of the State of Illinois and commenced operations in January 2000.  The Company is the successor entity to Isralink Communications, Inc., (“Isralink”).

On December 31, 1999, the Company issued 27,390,000 shares of its $0.001 par value common stock to the sole stockholder of Isralink in exchange for Isralink’s accounts receivable, cellular telephones, certain liabilities, and assigned a cellular service contract with an Israeli cellular service provider.  This transaction was recorded as a transfer and exchange of entities under common control and accordingly there was no step up in basis of assets acquired or liabilities assumed by the Company.

The net assets to the Company on December 31, 1999 were as follows:

Accounts Receivable	$11,000
Cellular equipment	15,500
Accounts payable	(5,000)

Net Assets Assigned	$21,500

On December 14, 2001, the Company acquired 100% of the outstanding capital stock of UniverCell Global Phone Rentals, Inc (UniverCell).  In connection with this acquisition, UniverCell became a wholly-owned subsidiary and UniverCell’s directors and officers replaced all of the Company’s directors and officers.  The stockholders of UniverCell were issued 33,000,000 shares of the Company’s common stock, in exchange for their shares, or 84.3% of the Company’s total outstanding common shares.  Accordingly, a change in control of the Company occurred in connection with the acquisition, and the acquisition was deemed a “reverse acquisition” for accounting purposes.  The acquisition of Hypermedia was recorded based on the fair value of Hypermedia’s net tangible liabilities, which consisted of $40,000 of current liabilities.

#

UniverCell Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all short-term investments purchased with a remaining maturity of three months or less to be cash equivalents.

At various times throughout the year the Company had cash deposits at a bank in excess of the maximum amounts insured by the FDIC.

b. Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

c. Property and Equipment

Property and equipment are stated at cost less accumulation depreciation.  Depreciation is provided for an amount sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight line-basis. Maintenance and repairs are charged to expenses as incurred, costs of major additions and betterments are capitalized.

d. Advertising Costs

Advertising costs are expensed as incurred.  Total advertising costs charged to expense for the years ended December 31, 2003 and 2002 were $56,925 and $60,106, respectively.

UniverCell Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

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

f. Earnings Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards, SFAS No. 128, “Earnings Per Share”.  SFAS No. 128 requires the presentation of basic and diluted earnings per share (EPS).  Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted.  The Company has not included the outstanding common stock equivalents because the effects are anti-dilutive.  Accordingly, basic and diluted earnings per share are identical.

	For the Years Ended December 31,
	2003	2002
Income (Loss) (numerator)	$(288,440)	$(640,672)
Shares (denominator)	59,466,719	40,088,949
Per Share Amount	$(0.00)	$(0.02)

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

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $987,000 that will be offset against future taxable income.  Theses net operations loss carryforwards begin to expire in the year 2021.

UniverCell Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.  Income Taxes (Continued)

Deferred tax assets and liabilities consist of the following:

	For the Years Ended December 31,
	2003	2002
Current deferred tax assets:
Net operating loss	$330,000	$300,000
Less valuation allowance	(330,000)	(300,000)
Total deferred tax asset	$-	$-

h. Concentration of Credit Risk

The Company extends credit to customers which result in accounts receivable arising from its normal business activities.  The Company does not require collateral or other security to support financial instruments subject to credit risk.  The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of the customers believes that its accounts receivable credit risk exposure is limited.

i. Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values of financial instruments.  The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

j. Impairment of Long-Lived Assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

k. Revenue Recognition

Revenues consist of charges to customers for rental charges and cellular airtime usage. Revenues are recognized as services are provided.

UniverCell Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations.  The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to raise additional capital in order to expand operations, liquidate debt and operate profitably.

m.  Deferred Beneficial Conversion Feature

In connection with the issuance of the convertible debentures, the terms of the agreement provided for conversion of the debt into common stock at a beneficial rate. Pursuant to Emerging Issues Task force Issue 00-27: “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company recorded $363,000 of deferred beneficial conversion feature which will accrete over the two-year term of the debentures.

n.  Stock Options and Warrants

As permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and amended under FASB Statement No.148, “Accounting for Stock Based Compensation-Transition and Disclosure” (“SFAS 148”), the Company has elected to measure and record compensation cost relative to employee stock option costs in accordance with the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations and make pro forma disclosures of net income (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options have been applied.  Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of the grant.

For the purposes of the pro forma disclosures and to measure and record considerations paid to non-employees in the form of stock options or warrants, the Company applies “SFAS No. 123", as amended under SFAS 148 which requires the Company to estimate the fair value of each dilutive instrument (stock options and warrants) awarded at the grant date by using the Black-Scholes option pricing model.

UniverCell Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

NOTE 3 -  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consists of the following:

		Estimated Life
Furniture and Fixtures	$1,888	7 years
Computer Equipment	9,244	5 years
Leased Computer Equipment	10,556	5 years
Leased Phone Equipment	37,680	5 years
Property and equipment	59,368
Less accumulated depreciation	(20,392)
Property and equipment, net	$38,976

Depreciation expense for the years ended December 31, 2003 and 2002 was $13,860 and $11,600,  respectively.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

Operating Leases

During 2002, the Company committed to an operating lease for office space.  The lease requires a monthly payment of $2,683 and expires in 2005.  Total rent expense for the years ended December 31, 2003 and 2002 was $36,618 and $11,832, respectively.

During 2002, the Company committed to an operating lease for an auto. The lease requires a monthly payment of $720 and expires in 2005.  Lease expense for the years ended December 31, 2003 and 2002 was $8,640 and $9,470, respectively.

Future minimum operating lease payments are as follows at December 31, 2003:

2004	$40,832
2005	21,461
Total	$62,293

UniverCell Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

NOTE 5 -  CONCENTRATION OF BUSINESS RISK

The Company acquired cellular airtime from two foreign vendors for the years ended December 31, 2003 and 2002.  In the event the Company is unable to acquire airtime on favorable terms the result could have a significant impact on the Company’s operations and operating profits.

NOTE 6 -  CONVERTIBLE DEBENTURES

During 2002, the Company issued $650,000 of convertible debentures.  The debentures bear interest at 6% per annum and mature from March 2004 through April 2004.  The conversion rate is based on the lesser of (a) 200% of the closing bid price per share of the Company’s common stock on the closing date and (b) 70% of the lowest closing bid price per share of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion.

Attached to the $650,000 convertible debentures issued  were 1,300,000 warrants.  The warrants were exchanged during 2002 for 583,408 shares of common stock valued at $29,170.  The warrant expense and the additional fees associated with the issuance of the debentures were deferred and are being amortized over the 2 year term of the debentures.

NOTE 7 - LONG-TERM LIABILITIES

Long-term liabilities consist of the following at December 31, 2003:

Capital Leases:	2003

Capital lease due a corporation, installments due monthly of $463, through July 2004 secured by computer equipment,	$3,033

Capital lease due a corporation, installments due monthly of $1,572.01, through June2004, secured by telephone equipment	11,731

Total Capital Leases	14,764

UniverCell Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

NOTE 7 - LONG-TERM LIABILITIES (Continued)

Convertible Debentures:	2003

Notes payable to various companies, bearing interest rates at 6%, principal and interest due at maturity, notes mature from March through April 2004 (See Note 6 for details of conversion rate)	252,932

Total Convertible Debentures	252,932

Total Long-Term Liabilities	267,696
Less Current Portion	(267,696)
Total Long-Term Liabilities	$ -

Future minimum payments at December 31, 2003 are as follows:

2004	$267,696
Total	$267,696

NOTE 8 -  EMPLOYEE STOCK OPTIONS

The following tables summarize the information regarding employee stock options at December 31, 2003:

Options outstanding at December 31, 2001	-
Granted	-
Exercised	-
Forfeited	-
Balance, December 31, 2002	-
Granted	4,300,000
Exercised	(2,300,000)
Forfeited	-
Balance, December 31, 2003	2,000,000

Exercise Price	Number of Options Outstanding December 31, 2003	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2003	Weighted Average Exercise Price
$0.005	2,000,000	4.75	$0.005	2,000,000	$0.005

UniverCell Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2003 and 2002

NOTE 8 -  EMPLOYEE STOCK OPTIONS (Continued)

The Company applies APB Opinion 25, and related interpretations in accounting for its plan.  No expense has been recognized for the employee stock option plan for the years ended December 31, 2003 and 2002.  Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the  method of “SFAS No. 123”, the Company’s net income (loss) and basic loss per common share would have been as indicated below:

	For the Years Ended December 31,

	2003	2002
Net income (loss) as reported	$(288,440)	$(640,672)
Pro form net (loss)	(309,940)	(640,672)
Basic (loss) per share as reported	(0.00)	(0.02)
Pro form basic (loss) per share	(0.00)	(0.02)

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions.

Risk free interest rate	5%
Expected life	5 Years
Volatility	100%
Dividend yield	0.0

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April  29,  2003, we dismissed Marcum & Kliegman LLP as our auditors and appointed Chisholm & Associates to audit our consolidated financial statements for the twelve months ended December 31, 2002. Our Board of Directors approved the change.

The independent auditor’s report of Marcum & Kliegman LLP on our financial statements for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years and through the date of the change in auditors, we did not, to the knowledge of present management, have any disagreements with Marcum & Kliegman LLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Marcum & Kliegman LLP would have caused it to make reference to the subject matter thereof in connection with its independent auditor’s report.

ITEM 8A.     CONTROLS AND PROCEDURES.

Based upon an evaluation performed within 90 days of this report, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

The chief executive officer and chief financial officer notes that, since the date of his evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following tables set forth certain information concerning our executive officers and directors serving as of December 31, 2003.  For information about ownership of our common stock by the officers and directors named below, see “Security Ownership of Certain Beneficial Owners and Management.”

Name	Age	Current Principal Position(s) and Office(s)
Sean Y. Fulda	27	Chairman of the Board of Directors, President, and Chief Executive Officer; Chief Financial Officer and Chief Accounting Officer
David M. Friedman	52	Director
Michael D. Fulda	53	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors, executive officers and persons who own more than 10% of any class of our capital stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership and to provide copies of such reports to us.  Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2003, we believe that none of the filing requirements applicable to its officers, directors and beneficial owners of greater than 10% of its common stock was not complied with during the most recent fiscal year.

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

Under the Florida Business Corporation Act, a director is not personally liable for monetary damages to a corporation or other person for any statement, vote, decision, or failure to act unless: (i) the director breached or failed to perform his duties as a director; and (ii) the director’s breach of, or failure to perform, those duties constitutes: (A) a violation of criminal law, unless the director had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful; (B) a transaction from which the director derived an improper personal benefit, either directly or indirectly; (C) a circumstance under which an unlawful dividend, redemption or other distribution is made; (D) in a derivative or shareholder proceeding, conscious disregard for the best interest of the corporation or willful misconduct; or (E) in a proceeding by another third party, recklessness or an act or omission which was committed in bad faith or with malicious purpose or in a manner exhibiting wanton and willful disregard of human rights, safety or property.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the compensation that we paid for services rendered in all capacities to UniverCell for the fiscal years ended December 31,  2001, 2002, and 2003 and by all individuals serving as our CEO during 2003 and our other executive officers serving on December 31, 2003 whose salary and bonuses for 2003 exceeded $100,000.  We refer to these officers of UniverCell as the Named Executive Officers.

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
	Annual Compensation
Name and Principal Position	Year	Salary ($)	Annual Bonus ($)	Other Annual Compensation ($) [1]
Sean Y. Fulda, CEO, Pres, CFO	2003	$125,000	$50,000
	2002	$75,000	$ 0	$ 0
	2001	$ 50,000	$ 0	$ 0

(1)  Includes all other annual compensation and all other long-term compensation. Perquisites are not included if the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus.

(2)  Effective January 1, 2004, Mr. Fulda’s salary was increased to $140,000 per annum, with certain annual increases to be implemented thereafter.

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

Mr. Fulda’s employment agreement provides that if we terminate his employment without cause (as defined in the agreement), we remain obligated to pay his base salary through the end of the term of the agreement and to pay him a bonus for the year of such termination, and for each subsequent year remaining of the term of the agreement.  These bonus amounts will be equal to the bonus paid to him in the year prior to the year in which his termination without cause occurs.  This amount is subject to offset by the compensation paid to Mr. Fulda, if any, through an alternative comparable source of employment, which Mr. Fulda has an affirmative duty to seek.

Mr. Fulda’s employment agreement prohibits him from directly or indirectly competing with us during the term of the employment agreement and for a period of 12 months following termination of his employment, and from soliciting our employees and/or customers during the term of the employment agreement and for 12 months thereafter.

None of our other employees is under a written employment agreement with us.  There are no collective bargaining agreements in effect. We believe the relations with our employees are good.

Director Compensation

Directors who are also our employees serve as directors without compensation.  We may award stock options or other compensation to directors in our discretion. We have awarded each director a stock option for 1,200,000 shares in 2003.We may pay a stipend to non-employee directors from time to time.  Directors may also be reimbursed for reasonable out-of-pocket expenses incurred in attending directors’ meetings and otherwise carrying out their duties as director.

Stock Option Plans

UniverCell Holdings currently has no stock option plans, although it may adopt such a plan in the future.  Such a plan would be for the purpose of recruiting, retaining and motivating qualified personnel. Incentive compensation in the form of stock options is designed to provide long-term performance incentives to directors, executive officers and other employees, to encourage them to remain with us and to enable them to develop and maintain an ownership position in UniverCell Holdings.

Accordingly, UniverCell Holdings may determine that it is in the best interest of UniverCell Holdings to institute an incentive compensation plan.

Option Grants in Last Fiscal Year

UniverCell Holdings granted stock options in 2003,to employees to any of the Named Executive Officers or to any other person.  There were stock options outstanding as of March 30, 2004.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished us with respect to the beneficial ownership of our common shares by each executive officer named below, director and nominee, and by all directors and executive officers as a group, each as of March 30, 2004. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Ownership by Class
Sean Y. Fulda	22,239,349	21.4%
David M. Friedman	567,658	0.6%
Michael D. Fulda	213,500	0.2%

No other person who is not an executive officers, directors or nominees, is known by the Company to beneficially own more than five percent of our outstanding common stock as of March 30, 2004.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This section of this Report discusses transactions that occurred during 2000 through December 31, 2003 between UniverCell Holdings and the following persons:

•

Sean Y. Fulda, the President, CEO and chairman of the board of directors of UniverCell Holdings after the exchange transaction, the controlling shareholder of UniverCell Global prior to the exchange transaction and the controlling shareholder of UniverCell Holdings after the exchange transaction;

•

Robert Esposito, the President, CEO and chairman of the board of directors, controlling shareholder of UniverCell Holdings before the exchange transaction and a shareholder of UniverCell Holdings after the exchange transaction;

•

Michael D. Fulda, the father of Sean Y. Fulda, a shareholder of UniverCell Global prior to the exchange transaction, a shareholder of UniverCell Holdings after the exchange transaction and a director of  Univercell Holdings as of June 15, 2002;

•

David M. Friedman, a shareholder of UniverCell Global prior to the exchange transaction, a shareholder of UniverCell Holdings after the exchange transaction and a director of Univercell Holdings as of June 15, 2002; and

•

Nicole N. Fulda, the sister of Sean Y. Fulda who provided services to UniverCell Global prior to and after the exchange transaction and received shares of UniverCell Holdings after the exchange transaction in payment for those services.

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

Related Transactions by Univercell Prior to the Exchange Transaction

In February, 2001, Sean Y. Fulda, Chief Executive Officer and sole director of UniverCell and, after the exchange transaction, UniverCell Holdings, extended a one-year $150,000 non-interest bearing line of credit to UniverCell to assist in cash flow operations.  As of December 31, 2003, there was outstanding under this line of credit.  This line of credit expired in February 2002, at which time all balances were paid off, and the line of credit was not renewed.

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

Exchange Transaction

Robert Esposito delivered 33,000,000 shares of common stock in exchange for all outstanding shares of Univercell capital stock with UniverCell’s stockholders.  These 33,000,000 shares of UniverCell Holdings common stock were allocated to the UniverCell stockholders as follows:

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this Report:

(a)

Exhibits: The exhibits listed in the accompanying index are filed as part of this report.

31

Chief  Executive Officer and Chief Financial Officer - Rule 13a-14(a)  Certification

32

Chief  Executive Officer and  Chief Financial Officer - Sarbanes-Oxley Act Section  906 Certification

(b)

We did not file any reports on Form 8-K during the fourth quarter of its fiscal year ended December 31, 2003.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $107,000 for the fiscal year ended December 31, 2002 and $13,055 for the fiscal year ended December 31, 2003.

Audit-Related Fees

N/A

Tax Fees

$3,000 per year.

All Other Fees

N/A

Pre-approval Policies and Procedures

N/A

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERCELL HOLDINGS, INC.

Date: April 30, 2004

By:

/s/ Sean Y. Fulda

Sean Y. Fulda

Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2004

By:

/s/ Sean Y. Fulda

Sean Y. Fulda

Chief Executive Officer and President

Director

Date: April 30, 2004

By:

/s/ David M. Friedman

David M. Friedman

Director

Date: April 30, 2004

By:

/s/ Michael D. Fulda

Michael D. Fulda

Director

1106800

#