Form 10QSB
period 2004-03-31
UNIVERCELL HOLDINGS INC
filed 2004-05-18
CIK 894680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 001-11624

                            UNIVERCELL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


            FLORIDA                                    11-3331350
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                               3710 Clarinth Road
                            BALTIMORE, MARYLAND 21215
                    (Address of principal executive offices)

                                 (800) 765-2355
              (Registrant's telephone number, including area code)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of May 17, 2004, there were 120,543,894 shares of the issuer's common stock, par value $0.0001 issued and outstanding.

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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        UniverCell Holdings, Inc.
                                       Consolidated Balance Sheets

                                                  ASSETS
                                                                             March 31,       December 31,
                                                                               2004             2003
                                                                           (Unaudited)
Current Assets
   Cash                                                                     $   306,215      $   447,989
   Accounts Receivables                                                          32,793           42,811
                                                                            -----------      ------------

     Total Current Assets                                                       339,008          490,800
                                                                            -----------      ------------

Property & Equipment (Net)                                                       42,168           38,976
                                                                            -----------      ------------

Other Assets
Deferred Financing Costs                                                          7,770           30,990
Deferred Beneficial Conversion Costs                                             15,125           60,500
Deposits                                                                          7,688            7,688
                                                                            -----------      ------------

     Total Other Assets                                                          30,583           99,178
                                                                            -----------      ------------

     Total Assets                                                           $   411,759      $   628,954
                                                                            ===========      ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Accounts Payable                                                         $   376,456      $   360,820
   Accrued Expenses                                                              13,541           58,541
   Current Portion of Long Term Debt                                            122,219          267,697
                                                                            -----------      ------------

     Total Current Liabilities                                                  512,216          687,058

Long-Term Debt
   Convertible Debentures                                                       109,330          252,933
   Obligations under Capital Lease                                               12,889           14,764
   Current Portion of Lease Obligations                                        (122,219)        (267,697)
                                                                            -----------      ------------

     Total Long Term Debt                                                             0                0

     Total Liabilities                                                          512,216          687,058

Stockholders' Equity
   Common Stock, Authorized 200,000,000 Shares, $.0001 Par
     Value, Issued and Outstanding 104,701,739 and 86,862,882
     shares, respectively                                                        10,469            8,685
   Additional Paid in Capital                                                 1,062,506          920,687
   Retained Earnings (Deficit)                                               (1,173,432)        (987,476)
                                                                            -----------      ------------

Total Stockholders' Equity                                                     (100,457)         (58,104)
                                                                            -----------      ------------

     Total Liabilities and Stockholders' Equity                             $   411,759      $   628,954
                                                                            ===========      ============

      The accompanying notes are an integal part of theses financial statements.

                            UniverCell Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                            For the Three Months Ended
                                                      March 31,
                                             2004              2003
                                          ----------      ------------

Revenues                                      27,182           169,332

Cost of Sales                                 21,172           123,852
                                          ----------      ------------

Gross Profit (Loss)                            6,010            45,480
                                          ----------      ------------
Operating Expenses
   General & Administrative                  123,371           127,171
                                          ----------      ------------

     Total Operating Expenses                123,371           127,171
                                          ----------      ------------

Net Operating Income (Loss)                 (117,361)          (81,691)
                                          ----------      ------------

Other Income(Expense)
   Interest Income                                 0               107
   Interest Expense                          (68,595)           (7,311)
                                          ----------      ------------

     Total Other Income(Expense)             (68,595)           (7,204)
                                          ----------      ------------

Net Income (Loss)                       $   (185,956)     $    (88,895)
                                        ============      ============

Net Income (Loss) Per Share             $      (0.00)     $      (0.01)
                                        ============      ============

Weighted Average Shares Outstanding       92,809,168        40,088,949
                                        ============      ============

   The accompanying notes are an integal part of theses financial statements.

                            UniverCell Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   For the Three Months Ended
                                                                         March 31,

                                                                      2004          2003
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                  $(185,956)     $ (88,895)
Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                                      71,595          7,311
Change in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable                       10,018        111,023
     Increase (Decrease) in Accounts Payable/ Accrued Expenses       (29,364)        29,723
                                                                   ---------     ----------

Net Cash Provided(Used) by Operating Activities                     (133,707)        59,162
                                                                   ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Redemption of Certificate of Deposit
   Purchases of Property and Equipment                                (6,192)        (7,713)
                                                                   ---------     ----------
   Net Cash Provided (Used) by Investing Activities                   (6,192)        (7,713)
                                                                   ---------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Capital Leases                               (1,875)             -
                                                                   ---------     ----------

   Net Cash Provided(Used) by Financing Activities                    (1,875)             -
                                                                   ---------     ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     (141,774)        51,449
                                                                   ---------     ----------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                          447,989         79,668
                                                                   ---------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 306,215      $ 131,117
                                                                   =========     ==========

Cash Paid For:
   Interest                                                        $       -      $   7,311
                                                                   =========    ==========
   Income Taxes                                                    $       -      $      -
                                                                   =========    ==========

Non-Cash Activities:

   Shares issued for Debenture conversion                          $ 143,603     $  167,523
                                                                   =========    ==========


      The accompanying notes are an integal part of theses financial statements.

                            UniverCell Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004

GENERAL

UniverCell Holdings, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

COMMON STOCK

During the three months ended March 31, 2004, the Company issued 17,838,857 Shares of Common Stock in exchange for $143,603 of Convertible Debentures.

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

The following discussion should be read in conjunction with the condensed consolidated Financial Statements and the Notes thereto for the three months ended March 31, 2004 and March 31, 2003.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2004 were approximately $27,000, a decrease of approximately $142,000, or 84%, from net sales of approximately $169,000 for the three months ended March 31, 2003. This decrease was primarily due to a decrease in the number of our customers who rented cell phones in the first quarter of 2004 compared to the first quarter of 2003. We attribute this increase in part to our lack of renewing our marketing efforts with Cendant Corp's subsidiary Avis Rent-A-Car and decreased advertising.

COST OF SALES

Cost of sales for the  three  months  ended  March  31,  2004 was  approximately
$21,000 a decrease of approximately $103,000, or 83%, from approximately $124,000 for the three months ended March 31, 2003. This decrease in costs of sales was primarily due to the decreased volume of air time that we resold to our customers in the first quarter of 2004.

GROSS PROFIT

Gross profit for the three months ended March 31, 2004 was approximately $6,000 a decrease of approximately $39,000, or 87%, from approximately $45,000 of gross profit for the three months ended March 31, 2003. This decrease is due to the minimal amount of revenue that was generated as compared to the quarter ended March 31, 2003.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2004 were approximately $123,000, a decrease of approximately $4,000, or 3%, over operating expenses of approximately $127,000 during the three months ended March 31, 2003.

OTHER EXPENSES

During the three months ended March 31, 2004, we incurred interest expenses of approximately $69,000 to reflect accrued interest in connection with our private placement sale of convertible debentures in the aggregate principal amount of $690,000. The interest expense results from accrued interest during the first quarter on these debentures. During the three months ended March 31, 2003 we had approximately $7,200 of interest expense associated with the convertible debentures sold in our private placement offering during the first and second quarters of 2002.

INCOME TAXES

We recorded no provision for foreign, federal or state income taxes for either the first quarter of 2004 or the third fiscal quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and our operating income.

For the three months ended March 31, 2004, we had a net loss of $185,956. As of March 31, 2004, the Company's cash on hand was $306,215.

With current assets of $339,008 and current liabilities of $512,216, our ability to meet our obligations as they come due is heavily dependant on timely collection of our accounts receivable and on the absence of any surprises that would require immediate outlays of cash. We anticipate that a combination of cash from operations and funds raised in our private placement will be sufficient to fund our operations and expansion during 2004, but rapid expansion is unlikely due to cash constraints. We expect to undertake an advertising campaign in the near future that will strain our cash position, and we are also engaged in disputes with several vendors whose charges, we believe, were excessive. Should those vendors be able to justify their charges our available cash would be rapidly depleted. If we are unable to achieve our business plan, we may need to continue to rely on external sources of funding to meet our cash needs for future acquisitions and internal expansion and, if necessary, defer discretionary expenditures to continue operations. Additional financing, through subsequent public offerings or private offerings or private equity or debt financings, may not, however, be available to us on acceptable terms or at all.

Our plan is to grow during 2004 through a combination of strategic acquisitions of U.S.-based international mobile phone rental companies, comparably sized or smaller, and through increases in net sales by expanded marketing and advertising. We are also negotiating agreements with marketing partners who will provide us with lead referrals and other access to customers in exchange for a share of revenues. If we are unable to raise additional capital or increase our sales, we will need to pursue a more conservative growth strategy.

During the remainder of 2004, the Company plans to attempt to significantly increase the scale of its rental activity and also to attempt to acquire additional businesses. These activities could also result in our consuming cash at a greater rate than that at which we have previously done so.

For the three months ended March 31, 2004 the net cash used by our operating activities was approximately $133,000 compared to net cash provided by our operating activities of approximately $59,000 for the three months ended March 31, 2003. This shift to negative cash flow was largely the result of diminished operations and considerably less rental activity.



ITEM 3.  CONTROLS AND PROCEDURES

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

Date: May 17, 2004

                                      UNIVERCELL HOLDINGS, INC.


                                      By: /S/ SEAN Y. FULDA
                                      -------------------------------------
                                      Sean Y. Fulda
                                      Chief Executive Officer and President
                                      (principal executive officer,
                                      principal financial officer and
                                      principal accounting officer)