Form 10QSB
period 2004-06-30
UNIVERCELL HOLDINGS INC
filed 2004-08-13
CIK 894680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

                                       or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 001-11624

                            UNIVERCELL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                  FLORIDA                                   11-3331350
(State or other jurisdiction of incorporation or         (I.R.S. Employer
               organization)                            Identification No.)

                               3710 CLARINTH ROAD
                            BALTIMORE, MARYLAND 21215
                    (Address of principal executive offices)

                                 (800) 765-2355
              (Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of August 12, 2004, there were 120,543,894 shares of the issuer's common stock, par value $0.0001 issued and outstanding.

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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            UniverCell Holdings, Inc.
                           Consolidated Balance Sheets

                                ASSETS
                                                                  June 30,     December 31,
                                                                   2004           2003
                                                                -----------    -----------
                                                                (Unaudited)
Current Assets
   Cash                                                         $   216,436    $   447,989
   Accounts Receivables                                              90,725         42,811
                                                                -----------    -----------
     Total Current Assets                                           307,161        490,800
                                                                -----------    -----------

Property & Equipment (Net)                                           44,796         38,976
                                                                -----------    -----------

Other Assets
Deferred Financing Costs                                                --          30,990
Deferred Beneficial Conversion Costs                                    --          60,500
Deposits                                                                --           7,688
                                                                -----------    -----------

     Total Other Assets                                                 --          99,178
                                                                -----------    -----------

     Total Assets                                               $   351,957    $   628,954
                                                                ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Accounts Payable                                             $   408,765    $   360,820
   Accrued Expenses                                                  13,541         58,541
   Current Portion of Long-Term Debt                                 12,889       (267,697)
                                                                -----------    -----------

     Total Current Liabilities                                      435,195        687,058

   Long-Term Debt
   Convertible Debentures                                                          252,933
   Obligations under Capital Lease                                   12,889         14,764
   Current Portion of Long-Term Debt                                (12,889)      (267,697)
                                                                -----------    -----------

     Total Long Term Debt

     Total Liabilities                                              435,195        687,058

Stockholders' Equity
   Common Stock, Authorized 200,000,000 Shares, $.0001 Par
     Value, Issued and Outstanding 121,352,900 and 86,862,882
     shares, respectively                                            12,135          8,685
   Additional Paid in Capital                                     1,170,170        920,687
   Retained Earnings (Deficit)                                   (1,265,543)      (987,476)
                                                                -----------    -----------

Total Stockholders' Equity                                          (83,238)       (58,104)
                                                                -----------    -----------

     Total Liabilities and Stockholders' Equity                 $   351,957    $   628,954
                                                                ===========    ===========

   The accompanying notes are an integal part of theses financial statements.

                            UniverCell Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                         For the three months Ended         For the six months Ended
                                                  June 30,                          June 30,
                                      ------------------------------    ------------------------------
                                           2004             2003             2004             2003
                                      -------------    -------------    -------------    -------------
Revenues                                     67,631          320,867           94,813          490,199

Cost of Sales                                39,148          (28,276)          60,320           95,576
                                      -------------    -------------    -------------    -------------

Gross Profit (Loss)                          28,483          349,143           34,493          394,623
                                      -------------    -------------    -------------    -------------

Operating Expenses
   General & Administrative                  97,980          258,234          221,351          455,780
                                      -------------    -------------    -------------    -------------

     Total Operating Expenses                97,980          258,234          221,351          455,780
                                      -------------    -------------    -------------    -------------

Net Operating Income (Loss)                 (69,497)          90,909         (186,858)         (61,157)
                                      -------------    -------------    -------------    -------------

Other Income(Expense)
   Interest Income                              294              139              294              246
   Interest Expense                         (22,908)          (7,537)         (91,503)         (14,848)
   Other Income (Expense)                        --               --               --               --
                                      -------------    -------------    -------------    -------------
     Total Other Income(Expense)            (22,614)          (7,398)         (91,209)         (14,602)
                                      -------------    -------------    -------------    -------------

Net Income (Loss)                     $     (92,111)   $      83,511    $    (278,067)   $     (75,759)
                                      =============    =============    =============    =============

Net Income (Loss) Per Share           $       (0.00)   $        0.00    $       (0.00)   $       (0.00)
                                      =============    =============    =============    =============

Weighted Average Shares Outstanding     113,027,319       52,201,504      104,404,815       42,893,503
                                      =============    =============    =============    =============

   The accompanying notes are an integal part of theses financial statements.

                            UniverCell Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                For the six months ended
                                                                        June 30,
                                                                -----------------------
                                                                  2004         2003
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                               $(278,067)   $ (75,758)
Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation                                                   6,000        9,750
     Amortization                                                  91,490       90,750
     Accrued Interest Convertible Debenture                            --       14,848
Change in Assets and Liabilities
     Increase(Decrease) In Prepaid/Deposits                         7,688       50,000
     (Increase) Decrease in Accounts Receivable                   (47,914)       6,238
     Increase (Decrease) in Accounts Payable/Accrued Expenses       2,944      (10,327)
                                                                ---------    ---------

Net Cash Provided(Used) by Operating Activities                  (217,859)      85,501
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of Property and Equipment                            (11,819)     (13,340)

Net Cash Provided(Used) by Investing Activities                   (11,819)     (13,340
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Convertible Debenture                                          40,000
   Principal Payments on Capital Leases                            (1,875)
                                                                ---------

   Net Cash Provided(Used) by Financing Activities                 (1,875)      40,000
                                                                ---------    ---------


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  (231,553)     112,161
                                                                ---------    ---------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                       447,989       79,668
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 216,436    $ 191,829
                                                                =========    =========

Cash Paid For:
   Interest                                                     $      --    $  14,848
                                                                =========    =========

   Income Taxes                                                 $      --    $      --
                                                                =========    =========

Non-Cash Activities:

   Shares issued for Debenture conversion                       $ 252,933    $ 167,523

   The accompanying notes are an integral part of theses financial statements.

                            UniverCell Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2004

GENERAL

UniverCell Holdings, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

COMMON STOCK

During the three months ending June 30, 2004 the company issued 34,490,018 shares of common stock in exchange for $252,933 of convertible debentures.

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

The following discussion should be read in conjunction with the condensed consolidated Financial Statements for the period ended June 30, 2004, the period ended June 30, 2003 and the Notes thereto and our Annual Report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003

NET SALES

Net sales for the three months ended June 30, 2004 were approximately $68,000, a decrease of approximately $253,000, or 79%, from net sales of approximately $321,000 for the three months ended June 30, 2003. This decrease was primarily due to a decrease in the number of our customers who rented cell phones in the second quarter of 2004 compared to the second quarter of 2003. We attribute this decrease to our reduced marketing efforts and discontinuation of our arrangement with Avis Rent-A-Car.

COST OF SALES

Cost of sales for the three months ended June 30, 2004 was approximately $39,000 an increase of approximately $67,000, or 239%, from approximately $(28,000) for the three months ended June 30, 2003. This increase in costs of sales was primarily due to normal costs of service for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 when a large credit from one of our major vendors was received during the quarter that offset normal costs. Excluding this credit, cost of sales for the three months ending June 30, 2004 would have been $39,000 a decrease of approximately $128,000 or 77%, from approximately $169,000 for the three months ended June 30, 2003. This decrease in costs of sales was primarily due to the decreased volume of airtime that we resold to our customers.

GROSS PROFIT

Gross profit for the three months ended June 30, 2004 was approximately $28,000 a decrease of approximately $321,000, or 92%, from approximately $349,000 of gross profit the three months ended June 30, 2003. This decrease is due to the decrease of sales experienced during the second quarter of 2004 as compared to the second quarter of 2003. It is also due to the large credit received from a major vendor which offset actual costs during the second quarter of 2003.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2004 were approximately $98,000, a decrease of approximately $160,000, or 62%, over operating expenses of approximately $258,000 during the three months ended June 30, 2003. The company's operating expenses have decreased due to factors including decreased advertising costs, marketing costs, fewer employees and the adjusted cost of running a smaller operation than we ran in the second quarter of 2003.

We expect that our advertising expenses will increase in the future, as we intend to expand our advertising efforts to attract more customers, while building customer bases through strategic alliances and partnerships. Our ability to fund advertising costs will depend on our operating revenues and capital raised from other sources.

OTHER EXPENSES

During the three months ended June 30, 2004, we incurred interest expenses of approximately $23,000 to reflect deferred debt discount and deferred financing costs in connection with our private placement sale of convertible debentures in the aggregate principal amount of $650,000. During the three months ended June 30, 2003 we had approximately $7,600 of accrued interest associated with the convertible debentures sold in our private placement offering during the first and second quarters of 2002.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

NET SALES

Net sales for the six months ended June 30, 2004 were approximately $95,000, a decrease of approximately $395,000, or 81%, from net sales of approximately $490,000 for the six months ended June 30, 2003. This decrease was primarily due to a decrease in the number of our customers who rented cell phones in the first and second quarters of 2004 compared to the first and second quarters of 2003. We attribute this increase in part to our decreased marketing efforts and the discontinuation of our agreement with Cendant Corp's subsidiary Avis Rent-A-Car during the first two quarters of 2004.

COST OF SALES

Cost of sales for the six months ended June 30, 2004 was approximately $60,000 a decrease of approximately $36,000, or 38%, from approximately $96,000 for the six months ended June 30, 2003. This decrease in costs of sales was primarily due to the decreased volume of airtime that we resold to our customers. Additionally, a large credit from one of our major vendors in the amount was received in the first two quarters of 2003. Excluding this credit, cost of sales for the six months ending June 30, 2004 would have been $60,000 a decrease of approximately $173,000 or 74%, from approximately $233,000 for the six months ended June 30, 2003. This decrease in costs of sales was primarily due to the decreased volume of airtime that we resold to our customers.

GROSS PROFIT

Gross profit for the six months ended June 30, 2004 was approximately $34,000, a decrease of approximately $361,000, or 91%, from approximately $395,000 of gross profit the six months ended June 30, 2003. This decrease is due to the decrease of sales experienced during the first two quarters of 2004 as compared to the first two quarters of 2003. It is also partially due to the large credit received from a major vendor which offset actual costs during the second quarter of 2003.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2004 were approximately $221,000, a decrease of approximately $235,000, or 52%, over operating expenses of approximately $456,000 during the six months ended June 30, 2003. The company's operating expenses have decreased due to factors including decreased advertising costs, marketing costs, fewer employees and the adjusted cost of running a smaller operation than we ran in the second quarter of 2003.

We expect that our advertising expenses will increase in the future, as we intend to expand our advertising efforts to attract more customers. Our ability to fund advertising costs will depend on our operating revenues and capital raised from other sources.

OTHER EXPENSES

During the six months ended June 30, 2004, we incurred interest expenses of approximately $92,000 on the convertible debentures as compared to $15,000 for the period ended June 30, 2003 for accrued interest, deferred financing costs and the beneficial conversion feature in connection with our private placement sale of convertible debentures in the aggregate principal amount of $650,000.

INCOME TAXES

We recorded no provision for foreign, federal or state income taxes for either the second fiscal quarter of 2004 or the second fiscal quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and our operating income.

For the six months ended June 30, 2004, we had a net loss of $278,067. After eliminating non-Cash items, principally depreciation and amortization, we generated negative cash flow of $217,859. After purchasing $11,819 as of June 30, 2004 and payments of $1,875 for principal payments on capital leases As of June 30, 2004, the Company's cash on hand was approximately $216,436.

With current assets of $307,161 and current liabilities of $435,195, our ability to meet our obligations as they come due is heavily dependant on timely collection of our accounts receivable and on the absence of any surprises that would require immediate outlays of cash. We anticipate that a combination of cash from operations and funds raised in our private placement will be sufficient to fund our operations and expansion during 2004, but rapid expansion is unlikely due to cash constraints. We expect to undertake an advertising campaign in the near future that will strain our cash position, and we are also engaged in disputes with several vendors whose charges, we believe, were excessive. Should those vendors be able to justify their charges our available cash would be rapidly depleted. If we are unable to achieve our business plan, we may need to continue to rely on external sources of funding to meet our cash needs for future acquisitions and internal expansion and, if necessary, defer discretionary expenditures to continue operations. Additional financing, through subsequent public offerings or private offerings or private equity or debt financings, may not, however, be available to us on acceptable terms or at all.

Our plan is to grow during 2004 through a combination of increases in net sales by expanded marketing and advertising and introduction of new products. We are also negotiating agreements with marketing partners who will provide us with lead referrals and other access to customers in exchange for a share of revenues. If we are unable to raise additional capital or increase our sales, we will need to pursue a more conservative growth strategy.

During the remainder of 2004, the Company plans to significantly increase the scale of its rental activity and introduce new products (as compared to prior periods) and may also attempt to acquire additional businesses. These activities could also result in our consuming cash at a greater rate than that at which we have previously done so.

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

Date: August 12, 2004

                                          UNIVERCELL HOLDINGS, INC.


                                          By: /S/ SEAN Y. FULDA
                                             -----------------------------------
                                          Sean Y. Fulda
                                          Chief Executive Officer and President
                                          (principal executive officer,
                                          principal financial officer and
                                          principal accounting officer)