Form 10QSB
period 2004-09-30
UNIVERCELL HOLDINGS INC
filed 2004-11-19
CIK 894680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 001-11624

UNIVERCELL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	11-3331350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4779 COLLINS AVENUE

MIAMI BEACH, FLORIDA 33140

 (Address of principal executive offices)

(800) 765-2355

(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No | |

As of November 15, 2004, there were 200,000,000 shares of the issuer's common stock, par value $0.0001 issued and outstanding.

PART I   FINANCIAL INFORMATION

Item 1.  Financial statements

UniverCell Holdings, Inc.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
Current Assets
Cash	$ 70,790	$ 447,989
		-

Total Current Assets	70,790	447,989

Property & Equipment (Net)	39,718	38,976

Other Assets
Deferred Financing Costs	-	30,990
Deferred Beneficial Conversion Costs	-	60,500
Deposits	-	7,688

Total Other Assets	-	99,178

Total Assets	$ 110,508	$ 586,143

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2004	2003
	(Unaudited)
Current Liabilities
Net Current Liabilities from Discontinued Operations	$ 244,294	$ 644,247

Total Current Liabilities	244,294	644,247

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares, $.0001 Par Value,
Issued and Outstanding 200,000,000 and 86,862,882 Shares, Respectively	20,000	8,685
Additional Paid in Capital	1,956,866	920,687
Retained Earnings (Deficit)	(1,316,091)	(987,476)
Deferred Compensation	(794,561)	-

Total Stockholders' Equity	(133,786)	(58,104)

Total Liabilities and Stockholders' Equity	$ 110,508	$ 586,143

UniverCell Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenues	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses	-	-	-	-

Total Operating Expenses	-	-	-	-

Net Operating Income (Loss) from Continuing
Operations Before Income Taxes	-	-	-	-

Income Taxes	-	-	-	-

Net Income (Loss) from Continuing Operations

Discontinued Operations
Gain (loss) from Operations (Net of Income Tax)	(50,547)	(85,717)	(328,614)	(219,656)
Gain (loss) on Disposal (Net of Income Tax)	-	-	-	-
Total Gain (Loss) from Discontinued Operations	(50,547)	(85,717)	(328,614)	(219,656)

Net Income (Loss)	$ (50,547)	$ (85,717)	$ (328,614)	$ (219,656)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	147,838,269	56,399,324	118,882,633	52,460,998

The accompanying notes are an integal part of theses financial statements.

UniverCell Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the Nine Months Ended
September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ -	$ -
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Change in Assets and Liabilities		-

Net Cash Provided(Used) by Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:		-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Net Cash Provided (Used) by Continuing Operations	-	-
Net Cash Provided (Used) by Discontinued Operations	(377,199)	171,517

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(377,199)	171,517

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	447,989	79,668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 70,790	$ 251,185

Cash Paid For:
Interest	$ -	$ 4,040
Income Taxes	$ -	$ -

Non-Cash Activities:
Shares Issued for Debenture Conversion	$ 252,933	$ 215,573

The accompanying notes are an integal part of theses financial statements.

UniverCell Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2004

GENERAL

UniverCell Holdings, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2004, the Company issued 34,490,018 shares of common stock in exchange for $252,933 of convertible debentures.

During the three months ended September 30, 2004, the Company issued 79,456,106 shares of common valued at $794,561 for deferred compensation.

DISCONTINUED OPERATIONS

On September 24, 2004, the Company discontinued its rental program, which was its only remaining operation.

Net current liabilities from discontinued operations consist of the following:

September 30,

December 31,

2004

         2003

Accounts payable

$

403,898

$   360,820

Accrued payroll liabilities

13,541

13,541

Accrued collection fee

-

45,000

Convertible debentures

-

252,933

Capital lease payable

-

14,764

  Total Current Liabilities from Discontinued Operations

417,439

687,058

  Less: Accounts Receivable from Discontinued Operations

(173,145)

(42,811)

Net Current Liabilities from Discontinued Operations

$

244,294

$

644,247

Loss from Discontinued Operations (Unaudited):

September 30

September 30,

2004

2003

2004

2003

Revenues

$

92,829

$

363,885

$

187,642

$

854,084

Cost of Sales

58,728

255,569

119,048

371,242

Gross Profit (Loss) from

Discontinued Operations

34,101

108,316

68,594

482,842

General & Administrative

Expenses

80,940

182,943

302,291

676,806

Net Operating Income

(Loss) from Discontinued

Operations

(46,839)

(74,627)

(233,697)

(193,964)

Other Income (Expenses)

Loss on Disposal of

Assets

(3,954)

-

(3,954)

-

Interest Income

246

63

540

309

Interest Expense

-

(11,153)

(91,503)

(26,001)

Total Other Income

(Expenses) from

Discontinued Operations

(3,708)

(11,090)

(94,917)

(25,692)

Net Income (Loss) from

Discontinued Operations

$

(50,547)

$

(85,717)

$

(328,614)

$

(219,656)

Item 2.  Management's discussion and analysis of financial condition and results of operations

General

On September 20, 2004, we decided to discontinue our rental program, which was our only remaining operation. Due to recent events including the increase in rates due to the fluctuation of currencies, our rates have risen to the point where we do not think we will be able to be profitable in the coming years. In addition, we have seen the number of renters decrease dramatically after we discontinued our marketing efforts with Avis. Our advertising seems to be less effective than before due to increased competition and GSM rollout in the United States.

We will no longer be accepting cellular phone rental applications and will attempt to wind up our existing rental operations in an orderly fashion. We will continue service to the phones that are currently rented until they are returned or reasonable notice is provided to the renter. We will continue to bill our customers and attempt to collect any and all outstanding receivables.

We intend to carry out an orderly winding up of our business affairs. The proceeds of winding up will almost certainly not be sufficient to satisfy our existing obligations.  Our intention is to distribute the proceeds of winding up pro rata among our creditors. We are considering are entering a related business in the communications area or in an unrelated area. If we decide to continue operations additional capital will be required. We may also seek merger or reverse merger candidates in related or unrelated fields.

Financial Position and Results

Our financial statements were previously prepared on the basis of our continuing as a going concern. As a result, of our decision to wind up our affairs, all of our results of operations are reported as discontinued operations. Our $50,547 loss from discontinued operations represents primarily the excess of our administrative costs over revenues received prior to the decision to close down operations.

As of September 30, 3004 we had $173,145 in accounts receivable, and $39,718 in property and equipment.. Since we have effectively ceased operations, we have netted the accounts receivable and other current assets against accounts payable and other current liabilities and reported the result as $244,294 as net current liabilities from discontinued operations. The $794,561in deferred compensation represents the value of shares issued to our President for services to be rendered in raising additional capital and helping the company achieve profitability by a specific date. If those services are not rendered by the specified dates, the shares will be returned to the company.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the critical judgments and estimates used in the preparation of our financial statements relate to the realizable value of our assets on liquidation. Specifically, the extent to which we are able to realize on our accounts receivable may differ significantly from our estimates as a result of difficulty in collecting because that we are no longer providing services to the debtors on those accounts. The estimated value of our tangible assets may also be affected by both the difficulty of estimating market prices for such assets and the fact that we may have to accept reduced prices for some of those assets in order to dispose of them quickly.

Item 3.  Controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our chief executive officer and the chief financial officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-k

(a)       Exhibits

Chief  Executive Officer and Chief Financial Officer - Rule 13a-14(a)  Certification

Chief  Executive Officer and  Chief Financial Officer - Sarbanes-Oxley Act Section  906 Certification

(b)       Reports on Form 8-K

On September 24, 2004 we filed a Report on Form 8-K reporting our decision to discontinue our rental program, which was our only remaining operation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2004

UNIVERCELL HOLDINGS, INC.

By: /S/ SEAN Y. FULDA

Sean Y. Fulda

Chief Executive Officer and President

(principal executive officer,

principal financial officer and

principal accounting officer)

9