Form 10KSB
period 2004-12-31
UNIVERCELL HOLDINGS INC
filed 2005-04-12
CIK 894680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004.

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

4779 Collins Avenue

Miami Beach, Florida 33140

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

[   ]

Issuer’s revenues for the twelve months ended December 31, 2004 were $0

The market value of securities held by non-affiliates is $2,253,395 based on the average closing bid and asked bid price of $0.023 of the issuer’s common stock on March 31, 2005, as quoted on the Over-the-Counter Electronic Bulletin Board.

1106800                                                                                1

As of March 31, 2005, there were 199,250,00 shares of the issuer’s common stock, par value $0.0001 issued and outstanding.  Of these, 97,973,687 shares are held by non-affiliates of the issuer.

PART I

               Corporate Structure; Identification of Entities.  UniverCell Holdings, Inc. (the “Company”) is a holding company, which currently has one non-operating subsidiary, UniverCell Global Phone Rentals, Inc. (“UniverCell”).  References to “us,” “our” and “we” in this Report refer to the consolidated business of the Company and UniverCell, unless the context clearly indicates otherwise.

Cautionary statement regarding forward-looking statements.  Certain statements in this Report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section (Item 7 of this report below).  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievement to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements.  Such factors include, among others:

?      general economic and business conditions;

?      our access to financing;

?      our ability to successfully identify potential merger candidates;

?      the effect of regulatory and legal restrictions.

               These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties.  Our actual results could differ materially from those discussed in these statements.

ITEM 1.     DESCRIPTION OF BUSINESS.

Overview of Our Business

               Until September of 2004, we offered mobile phone services primarily to U.S. travelers going overseas. We discontinued all of our operations on September 20, 2004. From that day forward, our operations were limited to liquidating our remaining assets and seeking a merger partner. On March 9th, 2005 we sold all of all remaining assets, including shares in our UniverCell Global Phone Rentals subsidiary, to our President, Sean Y. Fulda, for $20,000. On March 11, 2005, we announced that we have entered into a non-binding letter of intent under which Recall Mail Corporation is to be merged into a new subsidiary which we are to form. In the merger, the shareholders of Recall Mail Corporation are to receive shares of our company representing a controlling interest in our company (with the exact percentage yet to be negotiated). The merger agreement has not yet been signed.

               Our common stock is quoted on the OTCBB under the symbol “UVCL.”

Employees

               As of December 31, 2004, we had one employee.

               We have a five-year employment agreement with Sean Y. Fulda, our chief executive officer, principal accounting officer and chairman of the board of directors. Mr. Fulda’s base salary was $75,000 for the year 2002, $125,000 for the year 2003 and $220,000 for the year 2004, Mr. Fulda’s base salary will be $250,000 for the year 2005 and $250,000 for the year 2006.  The agreement provides for bonuses as determined by our board of directors, acting through an independent compensation committee which the directors have not yet established.  The agreement also provides for participation in our generally available benefit plans and for vacation time, personal days and sick time in accordance with our policies. In view of the termination of our operations, we are not in a position to pay the salary called for under that contract.

ITEM 2.     DESCRIPTION OF PROPERTIES.

               Our corporate headquarters are located at the home of our chief executive officer, Mr. Fulda in Miami Beach, Florida. There is no current rent expense for this office.

ITEM 3.     LEGAL PROCEEDINGS.

               In  2003, Federal Express received a default judgment for approximately $19,000 on a series of bills which we believe were wrong.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price

               The principal market where our common equity is traded is the OTCBB.  The high and low bid prices of our common stock for each quarter within the last two fiscal years were as follows:

	HIGH/ASK ($)	LOW/BID ($)
1st Quarter 2003	0.18	0.009
2nd Quarter 2003	0.01	0.005
3rd Quarter 2003	0.047	0.008
4th Quarter 2003	0.172	0.01
1st Quarter 2004	.054	.0115
2nd Quarter 2004	.034	.0054
3rd Quarter 2004	.013	.0011
4th Quarter 2004	.0045	.0011

               The above over-the-counter market high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company’s trading symbol is “UVCL.”

               As of December 31, 2004 there was one class of common equity held by approximately 20 holders of record.  No dividends have been declared during the last two fiscal years. There are no restrictions which affect or are likely to affect our ability to pay dividends in the future.  However, we do not expect to pay dividends in the foreseeable future.

Equity Compensation Plans

               During 2004, the Company did not maintain any equity compensation plan.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS.

               The following narrative discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Report. This discussion reflects our operations through the date we effectively ceased operations, and subsequent activity in disposing of our remaining assets. Since we have discontinued all operations, the period-to-period comparisons of financial results are not meaningful and are not any indication of future performance.

Overview

               Our sales revenues consisted of charges to customers for rental of telephone equipment and for cellular airtime usage overseas.  We recognized revenues as our services were provided.  Substantially all of our revenues were generated in the U.S. Due to the discontinuance of operations, we do not recognize those revenues in this report.

               Cost of sales and operating expenses are reported as part of the single line item “Loss from Discontinued Operations,” as are general and administrative expenses except to the extent they are expenses we would have incurred in the absence of our discontinued operations. These general and administrative expenses in turn consisted primarily of personnel costs, consulting fees and other professional fees to run the company without the subsidiary.

               We recorded no provision for foreign, federal or state income taxes for either 2004, 2003, 2002 or 2001.

Liquidity and Capital Resources

As of December 31, 2004, our cash on hand was approximately $14,000, whereas we had cash on hand of approximately $448,000 as of December 31, 2003.  This decrease in cash on hand was largely due to lack of revenues in 2004 while incurring normal operating expenses paid during 2004.

Since inception through December 31, 2004, we have operated with a cumulative loss of approximately $1,569,000.

               Our auditors’ report for the fiscal year ended December 31, 2004 included an explanatory statement indicating that our recurring losses from operations and our dependence on financing to continue operations raise substantial doubt about our ability to continue as a going concern. Our present intention is to move forward with completing a merger with Recall Mail, or, should that not occur, to seek a merger with another business. Since we have no remaining operations are only source of funds for completing the proposed merger or seeking another merger partner will be capital contributions or loans from our major shareholder.

ITEM 7.     FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors

UniverCell Holdings, Inc.

Miami Beach, Florida

We have audited the accompanying consolidated balance sheets of UniverCell Holdings, Inc. as of December 31, 2004 and 2003 and the related consolidated statement of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniverCell Holdings, Inc. as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 11, 2005

UniverCell Holdings, Inc.
Consolidated Balance Sheet

ASSETS
December 31,
2004

Current Assets
Cash	$14,077
Accounts Receivables(Net of Allowance of $124,190)	31,048

Total Current Assets	45,125

Property & Equipment (Net)	9,799

Total Other Assets	9,799

Total Assets	$54,924

The accompanying notes are an integal part of these financial statements.

UniverCell Holdings, Inc.
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31,
2004
Current Liabilities
Accounts Payable	$403,565
Accrued Expenses	37,904

Total Current Liabilities	441,469

Total Liabilities	441,469

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares, $.0001 Par Value,
Issued and Outstanding 119,793,894 shares	11,979
Additional Paid in Capital	1,170,326
Accumulated Deficit	(1,568,850)

Total Stockholders' Equity	(386,545)

Total Liabilities and Stockholders' Equity	$54,924

The accompanying notes are an integal part of these financial statements.

UniverCell Holdings, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2004	2003

Revenues	$ -	$ -

Cost of Sales	-	-

Gross Profit (Loss)	-	-

Operating Expenses
General & Administrative	134,608	204,199

Total Operating Expenses	134,608	204,199

Net Income (Loss) from continuing operations	(134,608)	(204,199)

Other Income(Expense)
Interest Income	643	435
Interest Expense	(89,869)	(281,783)
Loss from Discontinued Operations	(357,327)	197,107
Gain (Loss) on Disposal of Discontinued Operations	(212)	-

Total Other Income(Expense)	(446,765)	(84,241)

Net Income (Loss)	$(581,373)	$(288,440)

Net Income (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	131,378,754	59,466,719

The accompanying notes are an integal part of these financial statements.

UniverCell Holdings, Inc.
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)

Balance December 31, 2001	39,142,096	$ 3,914	$ 77,586	$ (58,364)

March 2002 - Shares issued for services at $0.25
per share	175,000	18	43,732	-

March 2002 - Shares issued for exercise of warrants
at $.05 per share	583,408	58	29,112	-

Beneficial Conversion Feature	-	-	363,000

Offering Costs	-	-	(49,115)	-

Net Loss for the year ended December 31, 2002	-	-	-	(640,672)

Balance December 31, 2002	39,900,504	3,990	464,315	(699,036)

February 2003 - Shares issued for conversion of
debentures at $0.01 per share	12,301,876	1,230	166,293	-

September 2003 - Shares issued for services at
$0.005 per share	3,000,000	300	14,700	-

October 2003 - Shares issued for services at $0.005
per share	1,000,000	100	4,900	-

October 2003 - Shares issued for exercise of
options at $0.005 per share	2,300,000	230	11,270	-

October 2003 - Shares issued for conversion of
debentures and interest at $0.01 per share	12,204,755	1,220	46,830	-

December 2003 - Shares issued for conversion of
debentures and interest at $0.01 per share	16,155,747	1,615	212,379	-

Net Loss for the year ended December 31, 2003	-	-	-	(288,440)

Balance December 31, 2003	86,862,882	8,686	920,687	(987,476)

March 2004 - Shares issued for conversion of	16,279,851	1,628	141,974
debentures @ $0.01 per share

April 2004 - Shares issued for conversion of	16,651,161	1,665	107,665
debentures @ $0.01 per share

Net Loss for the year ended December 31, 2004	-	-	-	(581,373)

Balance December 31, 2004	119,793,894	11,979	1,170,326	(1,568,850)

The accompanying notes are an integal part of theses financial statements.

UniverCell Holdings, Inc
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(581,373)	$(288,440)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation	31,405	13,860
Amortization	-	274,290
Shares issued for Services	-	20,000
Bad Debt Expense	142,491	-
Loss on Disposal of Assets	212	7,165
Change in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(130,728)	337,986
(Increase) Decrease in Other Current Assets	91,490	-
Increase (Decrease) in Deposits and Prepaids	7,688	63,468
Increase (Decrease) in Accounts Payable/ Accrued Expenses	22,108	(62,279)

Net Cash Provided(Used) by Operating Activities	(416,707)	366,050

CASH FLOWS FROM INVESTING ACTIVITIES:

Redemption of Certificate of Deposit	-	10,070
Purchases of Property and Equipment	(2,441)	(209)

Net Cash Provided (Used) by Investing Activities	(2,441)	9,861

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Exercise of Stock Options	-	11,500
Proceeds from Convertible Debentures	-	40,000
Principal Payments for Convertible Debentures	-	(40,000)
Principal Payments for Capital Leases	(14,764)	(19,090)

Net Cash Provided(Used) by Financing Activities	(14,764)	(7,590)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(433,912)	368,321

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	447,989	79,668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,077	$447,989

The accompanying notes are an integal part of these financial statements.

UniverCell Holdings, Inc
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,

	2004	2004
Cash Paid For:
Interest	$ 2,091	$ 22,001
Taxes	$ -	$ -

Non-Cash Activities:
Shares Issued for Services	$ -	$ 20,000
Shares Issued for Warrant Conversion	$ -	$ -
Shares Issued for Conversion of Debentures and Accrued Interest	$252,932	$429,567

UniverCell Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

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

NOTE 1 - DESCRIPTION OF BUSINESS (continued)

b. Discontinued Operations

The Company focused on the international travel market and served business, leisure and student travelers by providing international cellular telephone rentals through the third quarter of 2004.  During the fourth quarter of 2004, the Company discontinued its cell phone rental operations, and is currently investigating other operations, or a candidate for a merger.  All revenues and expenses directly related to the cell phone operations for 2004 and 2003 have been combined in discontinued operation.  Legal, accounting and other corporate governance related expenses have been reported as general and administrative expenses.

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

               d. Advertising Costs

Advertising costs are expensed as incurred.  Total advertising costs charged to expense for the years ended December 31, 2004 and 2003 were $0 and $56,925, respectively.

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

                                                                                                                                                           For the Years Ended

                                                                                                                                                                December 31,

                                                                                                                                                       2004                         2003

                             Income (Loss) (numerator)                                                                    $            (581,373)   $           (288,440)

                             Shares (denominator)                                                                                      111,514,727              59,466,719

                             Per Share Amount                                                                                  $                 (0.00)    $                 (0.00)

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

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,569,000 that will be offset against future taxable income.  Theses net operations loss carryforwards begin to expire in the year 2021.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               g. Income Taxes (continued)

               Deferred tax assets and liabilities consist of the following:

                                                                                                                                                           For the Years Ended

                                                                                                                                                                December 31,

                                                                                                                                                       2004                         2003

                             Current deferred tax assets:

                                    Net operating loss                                                                            $             527,200    $              330,000

                                    Less valuation allowance                                                                              (527,200)                (330,000)

                             Total deferred tax asset                                                                          $            -                 $            -

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

  Subsequent to the discontinuance of operations, the Company has no form of revenues.

               l. Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations.  The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to seek business operations or merger candidates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               m. Deferred Beneficial Conversion Feature

In connection with the issuance of the convertible debentures, the terms of the agreement provided for conversion of the debt into common stock at a beneficial rate. Pursuant to Emerging Issues Task force Issue 00-27: “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company recorded $363,000 of deferred beneficial conversion features which will accrete over the two-year term of the debentures.  As of December 31, 2004, all deferred costs have been expensed.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consists of the following:

                                                                                                                                                                                Estimated

                                                                                                                                                     Amount                      Life

               Computer Equipment                                                                                           $                 9,577             5 years

               Leased Computer Equipment                                                                                                10,556             5 years

               Leased Phone Equipment                                                                                                      37,680             5 years

                      Property and equipment                                                                                                  57,741

                      Less accumulated depreciation                                                                                     (47,942)

                             Property and equipment, net                                                                  $                 9,799

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

Depreciation expense for the years ended December 31, 2004 and 2003 was $31,405 and $13,860, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

               Operating Leases/Related Party Transactions

During 2002, the Company committed to an operating lease for office space.  The lease requires a monthly payment of $2,683 and expires in 2005.  The Company broke the lease in 2004 due to unresolved issues with the buildings management and services.  During 2004, the Company moved its offices to Miami Beach, Florida, where the Company’s President Sean Fulda, provided offices for the Company out of his home.  The Company paid Mr. Fulda $16,660 for such offices and booked an expense of $38,563 for the remainder of the CommerCentre lease in Maryland for 2004. Total rent expense for the years ended December 31, 2004 and 2003 was $55,223 and $36,618 respectively.

During 2004, the Company committed to an operating lease for an auto. The lease requires a monthly payment of $428 and expires in 2006.  Lease expense for the years ended December 31, 2004 and 2003 was $10,831 and $8,640, respectively.

               Future minimum operating lease payments are as follows at December 31, 2004:

                      2005 Auto Lease                                                                                            $                 5,136

                      2006 Auto Lease                                                                                                               2,568

                             Total                                                                                                       $                  7,704

NOTE 5 -  CONCENTRATION OF BUSINESS RISK

The Company acquired cellular airtime from two foreign vendors for the years ended December 31, 2004 and 2003.  In the event the Company is unable to acquire airtime on favorable terms the result could have a significant impact on the Company’s operations and operating profits.

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

Attached to the $650,000 convertible debentures issued were 1,300,000 warrants.  The warrants were exchanged during 2002 for 583,408 shares of common stock valued at $29,170.  The warrant expense and the additional fees associated with the issuance of the debentures were deferred and have been amortized over the 2 year term of the debentures.  During 2004, the debenture holders converted all remaining debt of $252,932 for 32,931,012 common shares of the Company.

NOTE 7 - EMPLOYEE STOCK OPTIONS

The following tables summarize the information regarding employee stock options at December 31, 2004:

               Options outstanding at December 31, 2002                                                                       -

                      Granted                                                                                                                       4,300,000

                      Exercised                                                                                                                    2,300,000

                      Forfeited                                                                                                                      -

               Balance, December 31, 2003                                                                                            2,000,000

                      Granted                                                                                                                       -

                      Exercised                                                                                                                     -

                      Forfeited                                                                                                                     2,000,000

               Balance, December 31, 2004                                                                                             -

The Company applies APB Opinion 25, and related interpretations in accounting for its plan.  No expense has been recognized for the employee stock option plan for the years ended December 31, 2004 and 2003.  Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the  method of “SFAS No. 123”, the Company’s net income (loss) and basic loss per common share would have been as indicated below:

                                                                                                                                                           For the Years Ended

                                                                                                                                                                December 31,

                                                                                                                                                       2004                         2003

               Net income (loss) as reported                                                                               $           (581,373)   $            (288,400)

               Pro form net (loss)                                                                                                             (581,373)                 (309,940)

               Basic (loss) per share as reported                                                                                            (0.00)                       (0.00)

               Pro form basic (loss) per share                                                                                                (0.00)                       (0.00)

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

NOTE 8 - DISCONTINUANCE OF OPERATIONS AND SUBSEQUENT EVENT

On September 20, 2004, the Company discontinued all of its operations of the only operating subsidiary, UniverCell Global Phone Rentals, Inc. On March 9th, 2005 it sold all of all remaining assets, including shares in its UniverCell Global Phone Rentals subsidiary, to its President for $20,000. On March 11, 2005, we entered into a non-binding letter of intent to merge with Recall Mail. A merger agreement has not yet been signed.

NOTE 9 – NEW TECHNICAL PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 This Statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).   SFAS No. 149 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 will not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, Amendment of FASB Statement No. 66, Accounting for Sales of Real Estate, which references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position.  This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 152 will not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  This adoption of SFAS No. 153 did not have any impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), Accounting for Stock-Based Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This adoption of SFAS No. 123 (revised) did not have any impact on the Company’s financial statements.

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

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                   The following tables set forth certain information concerning our executive officers and directors serving as of December 31, 2004.  For information about ownership of our common stock by the officers and directors named below, see “Security Ownership of Certain Beneficial Owners and Management.”

Name	Age	Current Principal Position(s) and Office(s)
Sean Y. Fulda	28	Chairman of the Board of Directors, President, and Chief Executive Officer; Chief Financial Officer and Chief Accounting Officer
David M. Friedman	53	Director
Michael D. Fulda	54	Director

                   All directors of UniverCell Holdings were elected to hold office until our 2005 Annual Meeting of Stockholders or special meeting in lieu thereof (and thereafter until their successors have been duly elected and qualified). Michael D. Fulda is the father of Sean Y. Fulda.  None of the other persons named above are related by blood, marriage or adoption to any of our other directors or executive officers.  Executive officers are elected annually by the board of directors and serve at the discretion of the board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

                   Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors, executive officers and persons who own more than 10% of any class of our capital stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership and to provide copies of such reports to us.  Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2004, we believe that none of the filing requirements applicable to its officers, directors and beneficial owners of greater than 10% of its common stock was not complied with during the most recent fiscal year.

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

ITEM 10.     EXECUTIVE COMPENSATION.

                   The following table sets forth certain information concerning the compensation that we paid for services rendered in all capacities to UniverCell for the fiscal years ended December 31, 2001, 2002, and 2003, 2004 and by all individuals serving as our CEO during 2004 and our other executive officers serving on December 31, 2004 whose salary and bonuses for 2004 exceeded $100,000.  We refer to these officers of UniverCell as the Named Executive Officers.

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
	Annual Compensation
Name and Principal Position	Year	Salary ($)	Annual Bonus ($)	Other Annual Compensation ($) [1]
Sean Y. Fulda, CEO, Pres, CFO	2004	$220,000	$ 0	$ 0
	2003	$125,000	$50,000	$ 0
	2002	$75,000	$ 0	$ 0

(1)  Includes all other annual compensation and all other long-term compensation. Perquisites are not included if the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus.

(2)  Effective June 2004, Mr. Fulda’s salary was increased to $250,000 per annum, with no annual increases to be implemented thereafter.

Employment Agreements

                   As of January 1, 2002, we entered into a written employment agreement with Sean Y. Fulda, under which his employment continues for a five-year term unless terminated in accordance with certain provisions of the agreement.  Mr. Fulda founded our current business, and, due to the small size of our staff, is intimately involved in all aspects of our business on a daily basis.  Mr. Fulda serves as our president, chief executive officer, principal accounting officer and chairman of the board of directors.  His base salary is $75,000 for the year 2002, $125,000 for the year 2003, $200,000 for the year 2004, $250,000 for the year 2005 and $250,000 for the year 2006.  The agreement provides for bonuses as determined by our board of directors, acting through an independent compensation committee which the directors have not yet established.  The agreement also provides for participation in our generally available benefit plans and for vacation time, personal days and sick time in accordance with our policies.

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

                   No other employee is under a written employment agreement with us.  There are no collective bargaining agreements in effect. We believe the relations with our employees are good.

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

Option Grants in Last Fiscal Year

                   UniverCell Holdings did not grant any stock options in 2004,to employees to any of the Named Executive Officers or to any other person.  There were stock options outstanding as of March 31, 2005.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

               The following table sets forth information furnished us with respect to the beneficial ownership of our common shares by each executive officer named below, director and nominee, and by all directors and executive officers as a group, each as of March 31, 2005. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Ownership by Class
Sean Y. Fulda	100,495,155	50.4%
David M. Friedman	567,658	0.3%
Michael D. Fulda	213,500	0.1%

               No other person who is not an executive officers, directors or nominees, is known by the Company to beneficially own more than five percent of our outstanding common stock as of March 31, 2005.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               This section of this Report discusses transactions that occurred during 2003 through December 31, 2004 between UniverCell Holdings and the following persons:

•      Sean Y. Fulda, the President, CEO and chairman of the board of directors and the controlling shareholder of UniverCell Holdings. Sean Y. Fulda also received 79,456,106 shares of restricted stock in August 2004 in exchange for services to be provided to the company. The shares were returned to the company in December 2004 when those services were not rendered as agreed.

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

ITEM 13.     EXHIBITS

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

31           Chief  Executive Officer and Chief Financial Officer - Rule 13a-14(a)  Certification

32           Chief  Executive Officer and  Chief Financial Officer - Sarbanes-Oxley Act Section  906 Certification

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $8,500 for the fiscal year ended December 31, 2003 and $11,000 for the fiscal year ended December 31, 2004.

Audit-Related Fees

N/A

Tax Fees

$1,000 per year.

All Other Fees

N/A

Pre-approval Policies and Procedures

N/A

SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERCELL HOLDINGS, INC.

Date: April 12, 2005

By:         /s/Sean Y. Fulda

Sean Y. Fulda

Chief Executive Officer and President

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2005

By:         /s/Sean Y. Fulda

Sean Y. Fulda

Chief Executive Officer, Chief Financial Officer and President

Director

Date: April 12, 2005

By:         /s/David M. Friedman

David M. Friedman

Director

Date: April 12, 2005

By:         /s/Michael D.. Fulda

Michael D. Fulda

Director