Form 10QSB
period 2005-03-31
UNIVERCELL HOLDINGS INC
filed 2005-05-24
CIK 894680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 001-11624

UNIVERCELL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	11-3331350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4779 Collins Avenue # 2806

MIAMI BEACH, FLORIDA 33140

(Address of principal executive offices)

(800) 765-2355

(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No | |

As of May 13, 2005, there were 199,250,000 shares of the issuer's common stock, par value $0.0001 issued and outstanding.

CORPORATE STRUCTURE. UniverCell Holdings, Inc. was formerly a holding company offering cellular phone rentals through its subsidiary. It discontinued the subsidiary's operations during the fourth quarter of 2004, and sold all of his assets, including the subsidiary, and a small amount of equipment it directly owned during the quarter ended March 31, 2005. It currently has no operations.

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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UniverCell Holdings, Inc.
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2005	2004
	(Unaudited)
Current Assets
Cash	$20,000	$14,077
Accounts Receivables (Net of Allowances)	-	31,048
Prepaid Expenses

Total Current Assets	20,000	45,125

Property & Equipment (Net)	-	9,799

Total Other Assets	-	9,799

Total Assets	$20,000	$54,924

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$18,349	$403,565
Accrued Expenses	9,476	37,904
Total Current Liabilities	27,825	441,469
Total Liabilities	27,825	441,469

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares, $.0001 Par Value, Issued and Outstanding 199,250,000 and 119,793,894 shares, respectively	19,925	11,979
Additional Paid in Capital	1,247,664	1,170,326
Retained Earnings (Deficit)	(1,275,414)	(1,568,850)
Total Stockholders' Equity	(7,825)	(386,545)

Total Liabilities and Stockholders' Equity	$20,000	$54,924
The accompanying notes are an integral part of theses financial statements.

UniverCell Holdings, Inc.
Consolidated Statement of Operations (Unaudited)

	For the three months Ended
	March 31,
	2005	2004

Revenues	-	-

Cost of Sales	-	-

Gross Profit (Loss)	-	-

Operating Expenses
General & Administrative	83,299	116,884

Total Operating Expenses	83,299	116,884

Net Operating Income (Loss) from continuing operations	(83,299)	(116,884)

Other Income(Expense)
Interest Income	30	0
Interest Expense	-	(68,595)
Gain (Loss) from discontinued operations		(477)
Gain (Loss) on disposal (sale) of discontinued operations	376,705

Total Other Income(Expense)	376,735	(69,072)

Net Income (Loss)	$293,436	$(185,956)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	159,521,947	92,809,168

The accompanying notes are an integral part of theses financial statements.

UniverCell Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$293,436	$(185,956)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Sale of Discontinued Operations(net of spin-off)
Depreciation & Amortization	-	71,595
Loss (Gain) on sale of subsidiary	(376,705)

Change in Assets and Liabilities (Net of Spin-off)
(Increase) Decrease in Accounts Receivable	-	10,018
(Increase) Decrease in Other Current Assets	-	-
Increase (Decrease) in Deposits and Prepaids	-
Increase (Decrease) in Accounts Payable/ Accrued Expenses	75,085	(29,364)

Net Cash Provided (Used) by Sale of Discontinued Operations - Operating Activities	(8,184)	(133,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	20,000
Purchases (Sales) of Property and Equipment	-	(6,192)
Cash balance transferred in sale	(5,893)	-
Net Cash Provided (Used) by Investing Activities
	14,107	(6,192)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common Stock and Paid in Capital
Principal Payments on Capital Leases	-	(1,875)

Net Cash Provided (Used) by Financing Activities	-	(1,875)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,923	(141,774)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	14,077	447,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,000	$306,215

Cash Paid For:
Interest	-	-
Income Taxes	-	-

Non-Cash Activities:
Shares issued for Deferred Compensation	85,284	-
Shares issued for Debenture conversion	-	143,603

The accompanying notes are an integral part of theses financial statements.

UniverCell Holdings, Inc.

Notes to the Consolidated Financial Statements

March 31, 2005

GENERAL

UniverCell Holdings, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS QUARTERLY REPORT.  CERTAIN STATEMENTS IN THIS QUARTERLY REPORT, WHICH ARE NOT STATEMENTS OF HISTORICAL FACT, ARE FORWARD-LOOKING  STATEMENTS.   SEE “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS”

GENERAL

We currently have no operations. Following the close of the quarter we entered into an agreement with Recall Mail Corporation to acquire that corporation in a reverse merger in which a newly created acquisition subsidiary would be merged into Recall, with the Recall shareholders receiving approximately 76% of our common stock on a fully diluted basis following the merger. The proposed merger is subject to certain customary conditions, including UniverCell and Recall receiving shareholder and regulatory approval.

The following discussion should be read in conjunction with the condensed consolidated Financial Statements and the Notes thereto for the three months ended March 31, 2005 and March 31, 2004.

RESULTS OF OPERATIONS

Since we have discontinued all operations, the period-to-period comparisons of financial results are not meaningful and are not any indication of future performance. On March 9, 2005, we sold all of our remaining assets, consisting primarily of a single subsidiary. Since all of the debt formerly carried on our balance sheet was debt of that subsidiary, we recorded a gain on disposal of our discontinued operations of $376,705 for the quarter ended March 31, 2005. Reduction in operating expenses for the quarter ended March 31, 2005 to $83,000 compared to $117,000 for the quarter ended March 31, 2004 reflects the elimination of employees and office and rent expenses as a result of discontinuing our operations and selling our remaining assets.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and our operating income.

Our $20,000 in current assets represents the amount we received on sale of our former subsidiary. With current liabilities of $27,825, our ability to meet our obligations as they come due will depend almost entirely on the willingness of our principal stockholder to advance the funds necessary to complete our merger with Recall Mail and of the success of that company following the merger.

ITEM 3.  CONTROLS AND PROCEDURES

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

Date: May 23, 2005

UNIVERCELL HOLDINGS, INC.

By: /S/ SEAN Y. FULDA

Sean Y. Fulda

Chief Executive Officer and President

(principal executive officer,

principal financial officer and

principal accounting officer)