Form 10QSB
period 2005-06-30
UNIVERCELL HOLDINGS INC
filed 2005-08-19
CIK 894680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 15, 2005, there were 199,250,000 shares of the issuer's common stock, par value $0.0001 issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I FINANCIAL INFORMATION

Item 1. Financial statements

UniverCell Holdings, Inc.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
Current Assets
Cash	$12,950	$14,077
Accounts Receivable		31,048

Total Current Assets	12,950	45,125

Property & Equipment (Net)	—	9,799

Total Other Assets	—	9,799

Total Assets	$12,950	$54,924

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2005	2004
	(Unaudited)
Current Liabilities
Accounts Payable	$18,953	$403,565
Accrued Expenses	75,808	37,904

Total Current Liabilities	94,761	441,469

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares, $.0001
Par Value, Issued and Outstanding 199,250,000 and 119,793,894 Shares, Respectively	19,925	11,979
Additional Paid in Capital	1,247,664	1,170,326
Retained Earnings (Deficit)	(1,349,400)	(1,568,850)

Total Stockholders' Equity	(81,811)	(386,545)

Total Liabilities and Stockholders' Equity	$12,950	$54,924

UniverCell Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$—	$—	$—	$—

Cost of Sales	—	—	—	—

Gross Profit (Loss)	—	—	—	—

Operating Expenses
General & Administrative	73,986	97,980	157,825	221,351

Total Operating Expenses	73,986	97,980	157,825	221,351

Net Operating Income (Loss) from continuing Operations	(73,986)	(97,980)	(157,825)	(221,351)

Other Income (Expense)	—	—	—	—
Interest Income		294	30	294
Interest Expense	—	(22,908)	—	(91,503)
Gain (Loss) on disposal (sale) of discontinued operations	—	—	376,705	—
Total Other Income (Expense)	—	(22,614)	376,735	(91,209)

Net Income (Loss)	$(73,986)	$(120,594)	$219,450	$(312,560)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	159,521,947	113,027,319	199,250,000	104,404,815

The accompanying notes are an integral part of theses financial statements.

UniverCell Holdings, Inc.
Consolidated Statements of Cash Flows

	For the six months ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$219,450	$(312,560)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation	—	6,000
Amortization	—	91,490
Bad Debt Expense	—	—
Loss (Gain) on sale of subsidiary	(376,705)	—
Change in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	—	(47,914)
(Increase) Decrease in Other Current Assets	—	—
Increase (Decrease) in Deposits and Prepaids	—	7,688
Increase (Decrease) in Accounts Payable/ Accrued Expenses	142,021	2,944

Net Cash Provided(Used) by Operating Activities	(15,234)	(252,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	20,000	—
Cash Balance transferred in sale	(5,893)	—
Purchases of Property and Equipment	—	(11,819)

Net Cash Provided (Used) by Investing Activities	14,107	(11,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash balance transferred in Sale
Proceeds from Exercise of Stock Options	—	—
Proceeds from Convertible Debentures	—	—
Principal Payments for Convertible Debentures	—	—
Principal Payments for Capital Leases	—	(1,875)

Net Cash Provided(Used) by Financing Activities	—	(1,875)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,127)	(266,046)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	14,077	447,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,950	$181,943

The accompanying notes are an integral part of theses financial statements.

UniverCell Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)

	For the six months ended
	June 30,
	2005	2004
Cash Paid For:
Interest
Taxes	$—	$—

Non-Cash Activities:
Shares Issued for Services	—	—
Shares Issued for Conversion of Debentures and Accrued Interest	—	$252,933

The accompanying notes are an integral part of these financial statements.

UniverCell Holdings, Inc.
Notes to the Consolidated Financial Statements
June 30, 2005

GENERAL

UniverCell Holdings, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

COMMON STOCK TRANSACTIONS

During the Six months ended June 30, 2005, the Company issued 79,456,106 shares of common valued at $79,456 for accrued payroll expenses.

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

We currently have no operations. Following the close of the first quarter we entered into an agreement with Recall Mail Corporation to acquire that corporation in a reverse merger in which a newly created acquisition subsidiary would be merged into Recall, with the Recall shareholders receiving approximately 76% of our common stock on a fully diluted basis following the merger. The proposed merger is subject to certain customary conditions, including UniverCell and Recall receiving shareholder and regulatory approval. The merger was cancelled by the mutual consent of the parties with each party bearing its own costs.

The following discussion should be read in conjunction with the condensed consolidated Financial Statements and the Notes thereto for the six months ended June 30, 2005 and June 30, 2004.

RESULTS OF OPERATIONS

Since we have discontinued all operations, the period-to-period comparisons of financial results are not meaningful and are not any indication of future performance. On March 9, 2005, we sold all of our remaining assets, consisting primarily of a single subsidiary. Since all of the debt formerly carried on our balance sheet was debt of that subsidiary, we recorded a gain on disposal of our discontinued operations of $376,705 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and our operating income.

Our $12,950 in current assets represents the amount we received on sale of our former subsidiary less bills paid during the second quarter of 2005. With current liabilities of $94,761, our ability to meet our obligations as they come due will depend almost entirely on the willingness of our principal stockholder to advance the funds necessary to continue to operate and seek a merger candidate.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about February 23, 2005 the Company issued 79,456,106 shares of common valued at $79,456 for accrued payroll expenses to Sean Y. Fulda, its Chief Executive Officer and Chief Accounting Officer, in consideration for services rendered by him during the period January 1, 2005 through June 30, 2005. The shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933, in a transaction not involving a public offering.

Item 6. Exhibits and reports on Form 8-k.

(a)       Exhibits

31.1a	Certification of Principal Executive Officer - - Rule 13a-14(a) Certification

31.1b	Certification of Principal Financial Officer - Rule 13a-14(a) Certification

32.1	Certification of Principal Executive Officer and Principal Financial Officer - Sarbanes-Oxley Act Section 906 Certification

(b)       Reports on Form 8-K

On September 24, 2004 we filed a Report on Form 8-K reporting our decision to discontinue our rental program, which was our only remaining operation.

On March 14, 2005 we filed a Report on Form 8-K reporting that we had sold all our remaining assets to Sean Yaakov Fulda, our Chief Executive Officer and Chief Financial Officer for $20,000 and entered into a non-binding letter of intent with Recall Mail Corp. As reported above the transaction with Recall was cancelled.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERCELL HOLDINGS, INC.

Date: August 19, 2005	By:	/s/ Sean Y. Fulda
Sean Y. Fulda Chief Executive Officer and President Chief Financial Officer