Form 10QSB
period 2005-09-30
UNIVERCELL HOLDINGS INC
filed 2005-11-15
CIK 894680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 15, 2005, there were 199,250,000 shares of the issuer's common stock, par value $0.0001 issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I FINANCIAL INFORMATION

Item 1. Financial statements

UniverCell Holdings, Inc.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
Current Assets
Cash	$6,381	$14,077
Accounts Receivable		31,048

Total Current Assets	6,381	45,125

Property & Equipment (Net)	-	9,799

Total Other Assets	-	9,799

Total Assets	$6,381	$54,924

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2005	2004
	(Unaudited)
Current Liabilities
Accounts Payable	$21,349	$403,565
Accrued Expenses	132,664	37,904

Total Current Liabilities	154,013	441,469

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares, $.0001 Par Value,
Issued and Outstanding 199,250,000 and 119,793,894 Shares, Respectively	19,925	11,979
Additional Paid in Capital	1,247,664	1,170,326
Retained Earnings (Deficit)	(1,415,221)	(1,568,850)

Total Stockholders' Equity	(147,632)	(386,545)

Total Liabilities and Stockholders' Equity	$6,381	$54,924

UniverCell Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses
General & Administrative	65,821	80,940	223,106	302,291

Total Operating Expenses	65,821	80,940	223,106	302,291

Net Operating Income (Loss) from continuing Operations	(65,821)	(80,940)	(223,106)	(302,291)

Other Income (Expense)	-	-	-	-
Interest Income		246	30	540
Interest Expense	-		-	(91,503)
Gain (Loss) on disposal (sale) of discontinued operations	-	30,147	376,705	30,147
Total Other Income (Expense)	-	30,393	376,735	(60,816)

Net Income (Loss)	$(65,821)	$(50,547)	$153,629	$(363,107)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	199,250,000	159,521,947	199,250,000	121,997,689

The accompanying notes are an integral part of theses financial statements.

UniverCell Holdings, Inc.
Consolidated Statements of Cash Flows

	For the nine months ended
	September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$153,629	$(363,107)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation	-	-
Amortization	-
Bad Debt Expense	-	-
Loss (Gain) on sale of subsidiary	(376,705)	-
Change in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	-
(Increase) Decrease in Other Current Assets	-	-
Increase (Decrease) in Deposits and Prepaids	-
Increase (Decrease) in Accounts Payable/ Accrued Expenses	201,273

Net Cash Provided(Used) by Operating Activities	(21,803)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	20,000
Cash Balance transferred in sale	(5,893)
Purchases of Property and Equipment	-

Net Cash Provided (Used) by Investing Activities	14,107

Net Cash Provided (Used) by Discontinuing Operations		(377,199)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(7,696)	(377,199)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	14,077	447,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,381	$70,790

The accompanying notes are an integral part of theses financial statements.

UniverCell Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)

	For the nine months ended
	September 30,

	2005	2004
Cash Paid For:
Interest
Taxes	$-	$-

Non-Cash Activities:
Shares Issued for Services	-
Shares Issued for Conversion of Debentures and Accrued Interest		$252,933

The accompanying notes are an integral part of these financial statements.

UniverCell Holdings, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005

GENERAL

UniverCell Holdings, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which, in the opinion of management, are necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

COMMON STOCK TRANSACTIONS

During the Nine months ended September 30, 2005, the Company issued 79,456,106 shares of common valued at $79,456 for accrued payroll expenses.

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

The following discussion should be read in conjunction with the condensed consolidated Financial Statements and the Notes thereto for the nine months ended September 30, 2005 and September 30, 2004.

RESULTS OF OPERATIONS

Since we have discontinued all operations, the period-to-period comparisons of financial results are not meaningful and are not any indication of future performance. On March 9, 2005, we sold all of our remaining assets, consisting primarily of a single subsidiary. Since all of the debt formerly carried on our balance sheet was debt of that subsidiary, we recorded a gain on disposal of our discontinued operations of $376,705 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through a combination of a loan from our principal stockholder, private placements of equity and our operating income.

Our $6,381 in current assets represents the amount we received on sale of our former subsidiary less bills paid through the third quarter of 2005. With current liabilities of $154,013 our ability to meet our obligations as they come due will depend almost entirely on the willingness of our principal stockholder to advance the funds necessary to continue to operate and seek a merger candidate.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about February 23, 2005 the Company issued 79,456,106 shares of common valued at $79,456 for accrued payroll expenses to Sean Y. Fulda, its Chief Executive Officer and Chief Accounting Officer, in consideration for services rendered by him during the period January 1, 2005 through September 30, 2005. The shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933, in a transaction not involving a public offering.

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

Date: September 15, 2005
UNIVERCELL HOLDINGS, INC. By: /S/ SEAN Y. FULDA Sean Y. Fulda Chief Executive Officer and President Chief Financial Officer