Form 10KSB
period 2005-12-31
UNIVERCELL HOLDINGS INC
filed 2006-04-12
CIK 894680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

Commission File Number: 001-11624
UNIVERCELL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	11-3331350
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4775 Collins Avenue # 705 Miami Beach, Florida 33140
(Address of principal executive offices)

(786) 276-7817
(Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, Par Value $.00001 per Share
(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES ☐ NO ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Issuer's revenues for its most recent fiscal year: $0

As of March 31, 2006, 199,250,000 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on March 8, 2005 by the NASD Over-the-Counter Bulletin Board) was approximately $1,080,750.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check One):
Yes ☐ No ☒

TABLE OF CONTENTS

Item Number and Caption
Page

PART I

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

Summary

UniverCell Holdings, Inc. ("we", "us", "our", or the "Company") plans to seek a target company with which to merge or to complete a business combination. In any transaction, we intend to be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We currently have no relevant operating business, revenues from operations or assets.

We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

To date, we have not generated any significant revenues. We may require additional financing to execute our plan to acquire an operating company. The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.

History and Recent Developments

We were incorporated on August 23, 2001 under the laws of the State of Florida. Prior to March 2005, we provided international cellular phone rentals and sales to companies and individuals traveling overseas. In March 2005, we sold our sole operating subsidiary, UniverCell Global Phone rentals, which held substantially all of our assets, to Sean Y. Fulda our Chief Executive Officer, after which we continued without material business assets, operations or revenues.

During 2005, we issued 79,456,106 shares of restricted stock in exchange for accrued salary owed to Sean Y. Fulda, Chief Executive Officer

On March 2005, we entered into a letter of Intent to acquire Recall Mail. We entered into a definitive agreement shortly thereafter. Effective June 2005, the parties mutually agreed to terminate the Definitive Agreement based on a disagreement over proceeding between the company’s attorneys.

On December 25, 2005, we entered into a Letter of Intent to acquire Daytona Brands, Inc. We are awaiting certain information including audited financials before we enter into a definitive agreement. If we do not receive all the information within a reasonable time frame we may terminate the letter of intent. We expect to enter into a definitive agreement by the end of April 2006.

Ultimately, our continuation as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans is dependent on future events, namely a business combination with an operating company, there can be no assurance that future profitable operations will occur as planned.

Employees

We currently have one employee, Sean Y. Fulda, our Chairman and CEO.

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

The agreement also provides for participation in our generally available benefit plans and for vacation time, personal days and sick time in accordance with our policies. In view of the termination of our operations, we are not in a position to be able to pay the salary called for under that contract without borrowing money from our affiliates or raising additional capital.

Risk Factors

An investment in our common stock involves investment risks and the possibility of the loss of an investor's entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

1. No Current Operating Business. We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

2. No Assurance of Success or Profitability. There is no assurance that we will acquire a suitable and favorable business opportunity in a reverse merger transaction. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

3. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

4. Type of Business Acquired. The type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

5. Impracticability of Exhaustive Investigation. We have limited funds and lack full-time management which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by us.

6. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to acquire a single business opportunity and thus your investment will lack diversification.

7. Possible Reliance upon Unaudited Financial Statements. We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that audited financials will be available at the closing of the reverse merger transaction. In cases where audited financials are unavailable, we will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. We, at the time of acquisition, will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. But, in cases where we have completed a reverse merger transaction in reliance on unaudited financial statements and audited statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

8. Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

9. Other Regulation. Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

10. Dependence upon Management. We will be heavily dependent upon the skills, talents, and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

11. Dependence upon Outside Advisors. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders.

12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse.

13. Need for Additional Financing. In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

14. Borrowing Transactions. There is a possibility that any acquisition of a business opportunity by us will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

15. No Foreseeable Dividends. We do not intend to pay any dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

16. Loss of Control by Present Management and Stockholders. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, our management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, our stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after any reverse merger transaction.

18. Thinly-traded Public Market. Our securities will be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

19. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

ITEM 2. DESCRIPTION OF PROPERTIES.

For the 2005 calendar year, we have operated from offices belonging to Sean Y. Fulda, our Chief Executive Officer without paying rent.

We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal proceedings in which we are involved other than an outstanding default from a legal proceeding brought by CommerCentre, LLP, the owners of the company's former office in Maryland, for terminating the lease prior to its' end. In 2003, Federal Express received a default judgment for approximately $19,000 on a series of bills which we believe were incorrect but did not have legal representation due to the expense that management felt was not justified. There has been no attempt since the default to enforce the judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded from time to time on the over-the-counter market, and quotations may be found in NASD's Over-the-Counter Bulletin Board. Shares of our common stock are traded under the symbol "UVCL". Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Our stock is currently available for trading on NASD's Over-the-Counter Bulletin Board. Based on information available to us, the quotations below reflect the high and low bid quotation for our stock on the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

2005	High	Low
First Quarter	$0.04	$0.002
Second Quarter	$0.054	$0.005
Third Quarter	$0.013	$0.005
Fourth Quarter	$0.013	$0.005

2004	High	Low
First Quarter	$0.0540	$0.0115
Second Quarter	$0.0340	$0.0054
Third Quarter	$0.0130	$0.0011
Fourth Quarter	$0.0045	$0.0011

As of December 31, 2005, we had 199,250,000 shares of our common stock outstanding. There were less than 50 holders of record of our common stock at December 31, 2005. Our transfer agent is Corporate Stock Transfer out of Denver, Colorado.

We have neither paid nor declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

EQUITY COMPENSATION PLANS

During 2005, the company did not maintain any equity compensation plan.

Recent Sales of Unregistered Securities.

During 2005, the Company issued 79,456,106 shares of restricted stock, valued at $143,000, to Sean Y. Fulda, the Company's sole employee, in exchange for accrued salary and services.

In connection with the above stock issuances, the Company did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of the Company, a creditor of the Company, a current or former officer or director of the Company, a service provider to the Company, or an accredited investor with whom the Company or an affiliate of the Company had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, the Company relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-KSB or included in our previous filings with the Securities and Exchange Commission.

Plan of Operations

General Business Plan

Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we intend to be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly refereed to as a reverse merger. These third party advisors may include certain affiliates of ours and their affiliated entities.

Typically in connection with the reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either us or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous potential targets with either sound business ideas or operations seeking the benefits of a shell company that has complied with the federal reporting requirements for public companies and is publicly trading. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. We will, however, be able to offer owners of target candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements under federal securities laws without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders. Further, upon consummation of a reverse merger transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our management, as part of the terms of the reverse merger transaction, may resign and may be replaced by new directors without a vote of our stockholders. Any and all sales of shares of our common stock may only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a reverse merger transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the equity interest retained by our current stockholders would be less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity interests of our stockholders.

In addition to the tax considerations discussed above, it is likely that in any reverse merger, and depending upon, among other things, the target company's assets and liabilities, the equity interests of our stockholders after the transaction will be a small percentage of the post-transaction company. The percentage ownership may be subject to significant reduction in the event we acquire a target company with significant assets and expectations of growth.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefor; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will attempt to negotiate a provision in the definitive closing documents to void the transaction. However, there is no guarantee that we will be successful in including such a provision and, in such case, the continued ability of the post-transaction company to remain a reporting company and publicly trading may be in jeopardy.

Competition

We are an insignificant participant among the other shells and firms which engage in the reverse merger of shell companies into an operating business. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. As a result, we may not be able to find suitable target companies with which to complete a reverse merger transaction.

Results of Operations

Year ended December 31, 2005 as compared with December 31, 2004

The Company generated a net gain of $36,528 for the year ended December 31, 2005, as compared to a net loss of $581,373 for the year ended December 31, 2004. Income tax expense was not recorded for 2005 or 2004 due to the fact that we had a net operating loss for both years.

General and administrative expenses increased from $134,608 in the year 2004 to $340,207 for the year 2005. This increase is primarily the result of the discontinuing operations of UniverCell Global Phone Rentals, Inc. during 2004 and having only part of the general and administrative costs being allocated to the continuing operations of 2004 as compared to having all the general and administrative costs allocated to continuing operations during the entire year of 2005.

Interest expense decreased from $89,869 in 2004 to $0 in 2005, primarily as a result of the conversion of all the remaining convertible debentures in 2004.

The net income for the year 2005 includes the removal of virtually all accounts payable that were transferred along with the sale of the subsidiary.

Liquidity and Capital Resources

A summary of the Company's operating and financing activities is as follows:

	2005	2004

Cash flows from:
Operating activities	$(25,654)	$(416,707)
Financing activities	$(14,764)	$—

At December 31, 2005, the Company had current assets, in the form of cash, totaling $2,926. Management considers it probable that additional funds will need to be raised, either through loans or via private placements of common stock, to sustain the Company's liquidity in the near term.

Going Concern

The Company has sustained recurring operating losses, currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Taxes

The Company utilizes the asset and liability approach to accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

ITEM 7. FINANCIAL STATEMENTS.

The following financial statements required by this item are filed herewith following the signature page to this report:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following tables set forth certain information concerning our executive officers and directors serving as of December 31, 2005. For information about ownership of our common stock by the officers and directors named below, see “Security Ownership of Certain Beneficial Owners and Management.”

Name	Age	Current Principal Position(s) and Office(s)
Sean Y. Fulda	29	Chairman, Pres, and CEO, CFO, CAO
David M Friedman	54	Director
Michael D. Fulda	55	Director

All directors of UniverCell Holdings were elected to hold office until our 2006 Annual Meeting of Stockholders or special meeting in lieu thereof (and thereafter until their successors have been duly elected and qualified). Michael D. Fulda is the father of Sean Y. Fulda. None of the other persons named above are related by blood, marriage or adoption to any of our other directors or executive officers. Executive officers are elected annually by the board of directors and serve at the discretion of the board.

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

Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

o	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

o	Compliance with applicable governmental laws, rules and regulations;

o	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

o	Accountability for adherence to the code.

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Board Meetings; Nominating and Compensation Committees

Our directors and officers will not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. We have no employment contracts currently in place. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated fixed compensation as director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefor. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

The Company neither has a nominating committee for persons to be proposed as directors for election to the Board of Directors nor a formal method of communicating nominees from shareholders. The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Florida law and the federal proxy rules. Currently, the entire Board of Directors decides on nominees, on the recommendation of one or more members of the Board of Directors. Not all of the members of the Board of Directors are "independent." The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the Board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, our Board of Directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

Because the management and the Chariman of the Company are the same person, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Boards' attention by virtue of the co-extensive capacities served by Sean Y. Fulda.

Conflicts of Interest

Certain conflicts of interest existed at December 31, 2005 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission ("SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all Section 16(a) reports they file. The Company is not required to comply with Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following Executive Compensation Chart highlights the compensation for our executive officers. No other executive officers received salary and bonus in excess of $100,000 for the prior three fiscal years.

Sean Y. Fulda, Chief Executive Officer $250,000 per annum salary.

We did not pay any compensation to any director in 2004 or 2005

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have set forth in the following table certain information regarding our common stock beneficially owned on December 31, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the Company. At December 31, 2005, 199,250,000 shares of our common stock were outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Ownership by Class
Sean Y. Fulda	100,495,155	50.4%
David M. Friedman	567,658	0.3%
Michael D. Fulda	213,500	0.1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are included as part of this report:

Exhibit Number	Title of Document

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the most recent quarter.

NONE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $7,500 for the fiscal year ended December 31, 2004 and $2,000 for the fiscal year ended December 31, 2005.

(2) AUDIT-RELATED FEES

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3) TAX FEES

There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) ALL OTHER FEES

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

RE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERCELL HOLDINGS, INC.

Date: April 12, 2006	By:	/s/ Sean Y. Fulda
Sean Y. Fulda
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 12, 2006.

Signatures	Title

/s/ Sean Y. Fulda	Chief Executive Officer and Chairman

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets - As of December 31, 2005 and 2004	F-2

Statements of Operations - For the Years Ended
December 31, 2005 and 2004	F-3

Statement of Changes in Stockholders' Equity (Deficit) -
For the Years Ended December 31, 2005 and 2004	F-4

Statements of Cash Flows - For the Years Ended
December 31, 2005 and 2004	F-5

Notes to Financial Statements	F-6 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
UniverCell Holdings, Inc.
Miami Beach, Florida

We have audited the accompanying consolidated balance sheets of UniverCell Holdings, Inc. as of December 31, 2005 and the related consolidated statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniverCell Holdings, Inc. as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained significant losses from operations, has a deficit in working capital and is dependent on financing to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 30, 2006

UniverCell Holdings, Inc.
Consolidated Balance Sheet

ASSETS

December 31,
2005

Current Assets
Cash	$2,530

Total Current Assets	2,530

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31,
2005
Current Liabilities
Accounts Payable	$6,926
Accrued Expenses	202,620

Total Current Liabilities	209,546

Total Liabilities	209,546

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares, $.0001 Par Value,
Issued and Outstanding 199,250,000 shares	19,925
Additional Paid in Capital	1,305,380
Accumulated Deficit	(1,532,322)

Total Stockholders' Equity	(207,016)

Total Liabilities and Stockholders' Equity	2,530

The accompanying notes are an integal part of these financial statements.

UniverCell Holdings, Inc.
Consolidated Statements of Operations

	For the
	Years Ended
	December 31,
	2005	2004

Revenues	$—	$—

Cost of Sales	—	—

Gross Profit (Loss)	—	—

Operating Expenses
General & Administrative	340,207	134,608

Total Operating Expenses	340,207	134,608

Net Income (Loss) from continuing operations	(340,207)	(134,608)

Other Income (Expense)
Interest Income	30	643
Interest Expense	—	(89,869)
Loss before provision for income taxes and discontinued operations	(340,177)	(223,834)
Provision for income taxes	—	—
Loss from continuing operations before discontinued operations	(340,177)	(223,834)
Gain (Loss) on Disposal of Discontinued Operations (net of taxes)	376,705	(212)
Total Loss from Discontinued Operations	376,705	(357,539)

Net Income (Loss)	$36,528	$(581,373)

Net Income (Loss) Per Share for continuing operations	$(0.00)	$(0.00)

Net Income (Loss) Per Share for discontinued operations	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	189,317,987	131,378,754

The accompanying notes are an integal part of these financial statements.

UniverCell Holdings, Inc.
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)

Balance December 31, 2003	86,862,882	$8,685	$920,687	$(987,476)

March 2004 - Shares issued for conversion of debentures @ $0.01 per share	16,279,851	1,628	141,974

April 2004 - Shares issued for conversion of debentures @ $0.01 per share	16,651,161	1,665	107,665

Net Loss for the year ended December 31, 2004	—	—	—	(581,373)

Balance December 31, 2004	119,793,894	11,979	1,170,326	(1,568,850)

February 2005 - Shares issued in exchange for accrued salary and services	79,456,106	7,946	135,054
Net Income for the year ended December 31, 2005				36,528

Balance December 31, 2005	199,250,000	19,925	1,305,380	(1,532,322)

The accompanying notes are an integal part of theses financial statements.

UniverCell Holdings, Inc
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$36,528	$(581,373)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:	—	—
Depreciation		31,405
Shares issued for Services	57,716	—
Bad Debt Expense	—	142,491
Loss on Disposal of Assets	—	212
Loss (Gain) on sale of subsidiary	(376,705)	—
Change in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	6,807	(130,728)
(Increase) Decrease in Other Current Assets	—	91,490
Increase (Decrease) in Deposits and Prepaids	—	7,688
Increase (Decrease) in Accounts Payable/ Accrued Expenses	250,000	22,108

Net Cash Provided (Used) by Operating Activities	(25,654)	(416,707)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of subsidiary	20,000	—
Cash balance transferred in sale	(5,893)
Purchases of Property and Equipment		(2,441)
Net Cash Provided (Used) by Investing Activities	14,107	(2,441)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal Payments for Capital Leases	—	(14,764)

Net Cash Provided(Used) by Financing Activities	—	(14,764)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(11,547)	(433,912)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	14,077	447,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,530	$14,077

Cash Paid For:
Interest	$—	$—
Taxes	$—	$—

Non-Cash Activities:
Shares Issued for Services	$57,716	—
Shares Issued for Accrued Expenses	$85,253	—
Shares Issued for Conversion of Debentures and Accrued Interest	—	$252,932

The accompanying notes are an integral part of these financial statements.

UNIVERCELL HOLDINGS, INC., INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

The Company focused on the international travel market and served business, leisure and student travelers by providing international cellular telephone rentals through the third quarter of 2004.  During the fourth quarter of 2004, the Company discontinued its cell phone rental operations, and is currently investigating a candidate for a merger.  All revenues and expenses directly related to the cell phone operations for 2004 and 2003 have been combined in discontinued operation.  Legal, accounting and other corporate governance related expenses have been reported as general and administrative expenses.

UniverCell Holdings, Inc., a Florida corporation (the "Company"), currently has no operations. Prior to March 2005, the Company provided international cellular phone rentals and sales. In March 2005, the Company sold substantially all of its assets to Sean Y. Fulda, our Chairman and CEO. As a result of the sale of assets to Fulda, the Company no longer had any meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination with an operating company. The company’s financial statement are prepared using the accrual method of accounting. The company has elected a December 31 year end.

The reverse acquisition was accounted for as a recapitalization and the stockholders equity was retroactively restated to January 1, 2000.  The historical financial statements prior to the reverse merger are those of UniverCell.

Revenue Recognition

The company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

Going Concern

The Company has sustained recurring operating losses, currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Use of estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. Actual results may differ significantly from the estimates that were used.

Net Income (Loss) Per Share

Income (Loss) per share of common stock is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company recorded a net loss for 2005 the potential common shares would be anti-dilutive, and as such, have not been included in the diluted weighted average shares outstanding.

	For the years ended
	December 31, 2005	December 31, 2004
Income or Loss (numerator)	$36,528	$(581,373)
Shares (denominator)	189,317,987	131,378,754

Per share amount	$0.00	$(0.00)

Stock Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transactions and Disclosure--an amendment of SFAS No. 123." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. Had the Company determined compensation based on the fair value at the grant date for its stock options outstanding under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure and Amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would not have been different than reported for the years ended December 31, 2005 and 2004, respectively. No stock options were issued during 2005 or 2004.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes

The Company utilizes the asset and liability approach to accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt Statement 123R on January 1, 2006. The Company is evaluating the impact of adopting SFAS 123R and expects that it will not record non-cash stock compensation expense. The adoption of SFAS 123R is not expected to have an effect on the Company's financial condition, results of operations or cash flows at this time. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the Stock-Based Compensation policy footnote.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company has authorized 200,000,000 shares of common stock with a par value of $0.0001 per share. In March 2005, the Company issued a total of 79,456,106 shares of its common stock in settlement of accounts payable of $79,456 related to services rendered by our Chairman and CEO. The issuance was valued at $143,000, which approximates the quoted value of the common stock. The difference between the payable balance satisfied and the value of the common stock was recorded as an expense in general and administrative expenses.

There are 199,250,000 shares of Common Stock outstanding at December 31, 2005, with 750,000 shares of Common Stock held in treasury. No shares of preferred stock are issued or outstanding.

NOTE 3 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004
Deferred Tax Assets:

NOL Carryover	$1,532,322	$1,568,850
Valuation Allowance	(1,532,322)	(1,568,850)

Net deferred tax asset	$—	$—

The income tax provision defers from the amount of income tax determined by applying the U.S. Federal and State Income Tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

	2005	2004
Book Income	$(14,246)	$226,735
Valuation Allowance	14,246	(226,735)

	$—	$—

At December 31, 2005 the company had net operating loss carryforwards of $1,532,322 that may be offset against future taxable income through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income Tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited to use in future years.

NOTE 4 - RELATED PARTY TRANSACTIONS

The company issued 79,456,106 shares of restricted common stock, valued at $143,000,to Sean Y. Fulda, Chairman and CEO in exchange for services provided and accrued salary.

NOTE 5 - DISCONTINUED OPERATIONS

The company discontinued operations in September of 2004 and sold the sole operating subsidiary in March of 2005 to Sean Y. Fulda, Chairman and CEO. As a result of discontinuing operations and subsequently selling the subsidiary, we had a resulting gain of $376,705 due to the liabilities including virtually all the accounts payable being transferred in the sale and the receipt of $20,000 cash in exchange for all assets and liabilities of the subsidiary which included cash totaling $5,893. There was no revenue in 2005 in the subsidiary that was sold and there were no profits or taxes.

NOTE 6 - LETTER OF INTENT

The Company entered into a letter of Intent to acquire Daytona Brands,Inc. in a reverse merger, on December 23, 2005. We have yet to enter into a definitive agreement but we intend to after we receive their audited financial statements for the past two years if the company is still deemed to be a good candidate for a merger.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Exhibit Index
Exhibit Number	Description of Exhibit

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.