Form 10QSB
period 2006-06-30
UNIVERCELL HOLDINGS INC
filed 2006-08-16
CIK 894680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

(305) 674-0308
(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2006, there were 199,250,000 shares of the issuer's common stock, par value $0.0001 issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |X| No | |

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X ]

PART I FINANCIAL INFORMATION

Item 1. Financial statements

UniverCell Holdings, Inc. (A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Current Assets
Cash	$100	$2,530

Total Current Assets	$100	$2,530

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2006	2005
	(Unaudited)
Current Liabilities
Accounts Payable	$6,926	$6,926
Accrued Expenses	75,808	202,620
Notes Payable - Related Party	261,192	-

Total Current Liabilities	343,926	209,546

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares, $.0001Par Value, Issued and Outstanding 199,250,000
	19,925	19,925
Additional Paid in Capital	1,305,380	1,305,380
Retained Earnings (Deficit)	(1,669,131)	(1,532,322)

Total Stockholders' Equity	(343,826)	(207,016)

1 Total Liabilities and Stockholders' Equity	$100	$2,530

UniverCell Holdings, Inc. (A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses
General & Administrative	74,232	73,986	136,809	157,825

Total Operating Expenses	74,232	73,986	136,809	157,825

Net Operating Income (Loss) from continuing Operations	(74,232)	(73,986)	(136,809)	(157,825)

Other Income (Expense)	-	-	-	-
Interest Income	-	-	-	30
Interest Expense	-	-	-	-
Loss before provision for income taxes and discontinued operations	(74,232)	(73,986)	(136,809)	(157,795)
Provision for Income Taxes	-	-	-	-

Loss from continuing operations before discontinued operations	(74,232)	(73,986)	(136,809)	(157,795)
Gain (Loss) on disposal of Discontinued operations (net of taxes)	-	-	-	376.705

Net Income (Loss)	(74,232)	(73,986)	(136,809)	218,910

Net Income (Loss) Per share for continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net Income (Loss) Per Share for discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	199,250,000	159,521,947	199,250,000	199,250,000

The accompanying notes are an integral part of theses financial statements.

UniverCell Holdings, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the six months ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(136,809)	$218,910
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Increase (Decrease) in Notes Payable	261,192
Loss (Gain) on sale of subsidiary	-	(376,705)
Change in Assets and Liabilities
Increase (Decrease) in Accounts Payable/ Accrued Expenses	(126,813)	142,561

Net Cash Provided(Used) by Operating Activities	(2,430)	(15,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	-	20,000
Cash Balance transferred in sale	-	(5,893)

Net Cash Provided (Used) by Investing Activities		14,107

Net Cash Provided (Used) by Discontinuing Operations

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,430)	(1,127)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,530	14,077

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100	$12,950

The accompanying notes are an integral part of theses financial statements.

UniverCell Holdings, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	For the six months ended June 30,
	2006	2005
Cash Paid For:
Interest
Taxes	$-	$-

Non-Cash Activities:
Shares Issued for Services	-	57,716
Note issued in exchange for payables	$261,192

The accompanying notes are an integral part of these financial statements.

UniverCell Holdings, Inc.
Notes to the Consolidated Financial Statements
June 30, 2006

GENERAL

UniverCell Holdings, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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

COMMON STOCK TRANSACTIONS

During the Three months ended June 30, 2006, the Company did not issue any stock.

NOTES PAYABLE - RELATED PARTY TRANSACTIONS

On March 31, 2006, the Company entered into a secured promissory note with Sean Y. Fulda, the CEO and Chairman of the Company in exchange for $250,000 of accrued salary. The note is due within sixty (60) days and accrues interest at twelve (12%) annually. The note can be converted into common stock after the due date at the request of the Holder. As of August 7, 2006 the note would convert into approximately 36,000,000 (thirty six million) shares if converted at the current price of $0.007 (one cent) per share.

On March 31, 2006, the Company entered into an unsecured loan for 3,192 from Sean Y. Fulda, the CEO and Chairman for operational expenses. The loan bears interest at 18% annually.

On April 1, 2006, the Company entered into an unsecured loan for 8,000 from Sean Y. Fulda, the CEO and Chairman for operational expenses. The loan bears interest at 18% annually.

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

We currently have no operations. During the last quarter of 2005 we entered into a letter of intent with Daytona Brands to acquire that corporation in a reverse merger. In July 2006 we mutually cancelled the letter of intent and definitive merger agreement with Daytona Brands. We are currently in negotiations with several merger candidates. Alternatively, the company may raise capital and start a new operating subsidiary. We will continue to seek a merger candidate as long as we have the financial means to continue operating.

The following discussion should be read in conjunction with the condensed consolidated Financial Statements and the Notes thereto for the six months ended June 30, 2006 and June 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through a combination of loans from our principal stockholder, private placements of equity and our operating income.

Our $100 in current assets represents the amount we have after we have received loans to pay expenses for this quarter from our principal stockholder and CEO. With current liabilities of nearly $344,000 our ability to meet our obligations as they come due will depend almost entirely on the willingness of our principal stockholder to advance the funds necessary to continue to operate and seek a merger candidate.

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

PART II OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-k.

(a)       Exhibits

31.1	Certification of Principal Executive Officer - - Rule 13a-14(a) Certification

31.2	Certification of Principal Financial Officer - Rule 13a-14(a) Certification

32.1	Certification of Principal Executive Officer and Principal Financial Officer - Sarbanes-Oxley Act Section 906 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2006
UNIVERCELL HOLDINGS, INC. By: /s/ SEAN Y. FULDA Sean Y. Fulda Chief Executive Officer and President Chief Financial Officer