Form 10KSB
period 2006-12-31
UNIVERCELL HOLDINGS INC
filed 2007-05-01
CIK 894680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

Commission File Number: 001-11624
UNIVERCELL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	11-3331350
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4775 Collins Avenue # 1604 Miami Beach, Florida 33140
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

As of March 31, 2007, 199,250,000 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on March 20, 2007 by the NASD Over-the-Counter Bulletin Board) was approximately $490,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check One):
Yes ☐ No ☒

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

Summary

UniverCell Holdings, Inc. ("we", "us", "our", or the "Company") plans to seek a target company with which to merge or to complete a business combination. In any transaction, we intend to be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of equity ownership retained by our stockholders will be negotiated by our management and the target company. We currently have no relevant operating business, revenues from operations or assets.

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

On December 25, 2005, we entered into a Letter of Intent to acquire Daytona Brands, Inc. We mutually terminated the letter of intent in early 2006.

On September 14, 2006, we entered into a Letter of Intent to acquire Pure Romance. The Letter of Intent was mutually terminated on February 13, 2007.

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

We currently have no employment agreement with our one employee Sean Y. Fulda, as the previous agreement expired in 2006 A new agreement has yet to be negotiated. In light of the termination of our operations, we are not in a position to be able to pay the salary called for under that contract without borrowing money from our affiliates or raising additional capital.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

For the 2006 calendar year, we have operated from offices belonging to Sean Y. Fulda, our Chief Executive Officer with minimal rent charges for a few months of the year.

We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal proceedings in which we are involved other than an outstanding default judgment in the amount of approximately $30,000 from a legal proceeding brought by CommerCentre, LLP, the owners of the company's former office in Maryland, for terminating the lease prior to its' end. In 2003, Federal Express received a default judgment for approximately $19,000 on a series of bills which we believe were incorrect but did not have legal representation due to the expense that management felt was not justified. There has been no attempt since the default to enforce the judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the fiscal year ended December 31, 2006.

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

2006	High	Low
First Quarter	$0.023	$0.007
Second Quarter	$0.0195	$0.007
Third Quarter	$0.012	$0.007
Fourth Quarter	$0.013	$0.0075

2005	High	Low
First Quarter	$0.04	$0.002
Second Quarter	$0.054	$0.005
Third Quarter	$0.013	$0.005
Fourth Quarter	$0.013	$0.005

As of December 31, 2006, we had 199,250,000 shares of our common stock outstanding. There were less than 50 holders of record of our common stock at December 31, 2006. Our transfer agent is Corporate Stock Transfer out of Denver, Colorado.

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

EQUITY COMPENSATION PLANS

During 2006, the company did not maintain any equity compensation plan.

Recent Sales of Unregistered Securities.

During 2006, the Company did not issue any stock. In 2005, the Company issued 79,456,106 shares of restricted stock, valued at $143,000, to Sean Y. Fulda, the Company's sole employee, in exchange for accrued salary and services.

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

Results of Operations

Year ended December 31, 2006 as compared with December 31, 2005

The Company generated a net loss of $268,054 for the year ended December 31, 2006 as compared to a net gain of $36,528 for the year ended December 31, 2005. Income tax expense was not recorded for 2005 due to the fact that we had a net operating loss.

General and administrative expenses decreased from $340,207 in the year 2005 to $268,054 for the year 2006.

Interest expense remained $0 in 2006 as compared to $0 in 2005.

The net loss for the year 2006 was for expenses as compared to the net income in 2005 which included the removal of virtually all accounts payable that were transferred along with the sale of the subsidiary.

Liquidity and Capital Resources

A summary of the Company's operating and financing activities is as follows:

	2006	2005
Cash flows from:
Operating activities	$(2,530)	$(25,654)
Financing activities	$262,778	$(14,764)

At December 31, 2006, the Company had current assets, in the form of cash, totaling $0. Management considers it probable that additional funds will need to be raised, either through loans or via private placements of common stock, to sustain the Company's liquidity in the near term.

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

Name	Age	Current Principal Position(s) and Office(s)
Sean Y. Fulda	30	Chairman, Pres, and CEO, CFO, CAO
David M Friedman	55	Director
Michael D. Fulda	55	Director

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

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

We did not pay any compensation to any director in 2005 or 2006

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have set forth in the following table certain information regarding our common stock beneficially owned on December 31, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the Company. At December 31, 2006, 199,250,000 shares of our common stock were outstanding.

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

NONE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $5,000 for the fiscal year ended December 31, 2005 and $7,500 for the fiscal year ended December 31, 2006.

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

UNIVERCELL HOLDINGS, INC.

Date: April 22, 2007	By:	/s/ Sean Y. Fulda
Sean Y. Fulda
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 22, 2007.

Signatures	Title

/s/ Sean Y. Fulda	Chief Executive Officer and Chairman

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets - As of December 31, 2006	F-2

Statements of Operations - For the Years Ended
December 31, 2006 and 2005	F-3

Statement of Changes in Stockholders' Equity (Deficit) -
For the Years Ended December 31, 2006 and 2005	F-4

Statements of Cash Flows - For the Years Ended
December 31, 2006 and 2005	F-5

Notes to Financial Statements	F-6 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
UniverCell Holdings, Inc.
Miami Beach, Florida

We have audited the accompanying consolidated balance sheet of UniverCell Holdings, Inc. as of December 31, 2006 and the related consolidated statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniverCell Holdings, Inc. as of December 31, 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 22, 2007

UniverCell Holdings, Inc.
Consolidated Balance Sheet

ASSETS

December 31,
2006

Current Assets
Cash	$0

Total Current Assets	0

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31,
2006
Current Liabilities
Accounts Payable	$13,297
Accrued Expenses	198,995
Loans Payable - Short Term	262,778
Total Current Liabilities	475,070

Total Liabilities	475,070

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares, $.0001 Par Value,
Issued and Outstanding 199,250,000 shares	19,925
Additional Paid in Capital	1,305,380
Accumulated Deficit	(1,800,376)

Total Stockholders' Equity	(475,070)

Total Liabilities and Stockholders' Equity	0

The accompanying notes are an integral part of these financial statements.

UniverCell Holdings, Inc.
Consolidated Statements of Operations

	For the
	Years Ended
	December 31,
	2006	2005

Revenues	$—	$—

Cost of Sales	—	—

Gross Profit (Loss)	—	—

Operating Expenses
General & Administrative	268,054	340,207

Total Operating Expenses	268,054	340,207

Net Income (Loss) from continuing operations	(268,054)	(340,207)

Other Income (Expense)
Interest Income	—	30
Interest Expense	—	—
Loss before provision for income taxes and discontinued operations	(268,054)	(340,177)
Provision for income taxes	—	—
Loss from continuing operations before discontinued operations	(268,054)	(340,177)
Gain (Loss) on Disposal of Discontinued Operations (net of taxes)		376,705
Total Loss from Discontinued Operations		376,705

Net Income (Loss)	$(268,054)	$36,528

Net Income (Loss) Per Share for continuing operations	$(0.00)	$0.00

Net Income (Loss) Per Share for discontinued operations	$(0.00)	$0.00
Weighted Average Shares Outstanding	199,250,000	189,317,987

The accompanying notes are an integral part of these financial statements.

UniverCell Holdings, Inc.
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)

Balance December 31, 2004	119,793,894	11,979	1,170,326	(1,568,850)

February 2005 - Shares issued in exchange for accrued salary and services	79,456,106	7,946	135,054
Net Income for the year ended December 31, 2005				36,528

Balance December 31, 2005	199,250,000	19,925	1,305,380	(1,532,322)

Net Income for the year ended December 31, 2006				(268,054)

Balance December 31, 2006	199,250,000	$19,925	$1,305,380	$(1,800,376)

The accompanying notes are an integral part of theses financial statements.

UniverCell Holdings, Inc
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(268,054)	$36,528
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:	—	—
Depreciation		—
Shares issued for Services	—	57,716
Bad Debt Expense	—	—
Loss on Disposal of Assets	—	—
Loss (Gain) on sale of subsidiary	—	(376,705)
Change in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	—	6,807
Increase (Decrease) in Accounts Payable/ Accrued Expenses	265,524	250,000

Net Cash Provided (Used) by Operating Activities	(2,530)	(25,654)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of subsidiary	—	20,000
Cash balance transferred in sale	—	(5,893)
Purchases of Property and Equipment
Net Cash Provided (Used) by Investing Activities	—	14,107

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Cash Provided(Used) by Financing Activities	—	—

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,530)	(11,547)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,530	14,077

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$2,530

Cash Paid For:
Interest	$—	$—
Taxes	$—	$—

Non-Cash Activities:
Shares Issued for Services	$—	$57,716
Shares Issued for Accrued Expenses	$—	$85,253
Conversion of Accounts Payable to Loans	$262,778	$—

The accompanying notes are an integral part of these financial statements.

UNIVERCELL HOLDINGS, INC., INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

Net Income (Loss) Per Share

Income (Loss) per share of common stock is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company recorded a net loss for 2006 the potential common shares would be anti-dilutive, and as such, have not been included in the diluted weighted average shares outstanding. Note outstanding for $250,000 would convert into 62,500,000 shares at today’s price of $0.004. We are not including the shares in the denominator because they would be anti-dilutive.

	For the years ended
	December 31, 2006	December 31, 2005
Income or Loss (numerator)	$(268,054)	$36,528
Shares (denominator)	199,250,000	189,317,987

Per share amount	$(0.00)	$0.00

Stock Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transactions and Disclosure--an amendment of SFAS No. 123." Under SFAS No. 123R , compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. Had the Company determined compensation based on the fair value at the grant date for its stock options outstanding under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure and Amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would not have been different than reported for the years ended December 31, 2006 and 2005, respectively. No stock options were issued during 2006 or 2005.

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

Recently Issued Accounting Standards

Below is a listing of the most recent accounting standards SFAS 155-158. The adoption of the new standards is not expected to have a material effect on the financial statements of the Company.

Statement No. 155 Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (February 2006)

This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

Statement No. 156 Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (March 2006)

This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

Statement No. 157 Fair Value Measurements (September 2006)

This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (October 2006)
This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

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

There are 199,250,000 shares of Common Stock outstanding at December 31, 2006, with 750,000 shares of Common Stock held in treasury. No shares of preferred stock are issued or outstanding.

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

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred Tax Assets:

NOL Carryover	$1,800,376	$1,532,322
Valuation Allowance	(1,800,376)	(1,532,322)

Net deferred tax asset	$—	$—

The income tax provision defers from the amount of income tax determined by applying the U.S. Federal and State Income Tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005
Book Income	$(125,140)	$14,246
Valuation Allowance	125,140	(14,246)

	$—	$—

At December 31, 2006 the company had net operating loss carryforwards of $1,800,376 that may be offset against future taxable income through 2025. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income Tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited to use in future years.

NOTE 4 - RELATED PARTY TRANSACTIONS

In 2005, The company issued 79,456,106 shares of restricted common stock, valued at $143,000,to Sean Y. Fulda, Chairman and CEO in exchange for services provided and accrued salary. In 2006, the company issued notes to Sean Y. Fulda our CEO for $250,000 in exchange for accrued salary, payable on demand in cash or stock at a 30% discount to market price. Additional notes payable on demand in cash totaling $12,778 were issued in exchange for cash loaned to the company during 2006 by Sean Y. Fulda.

NOTE 5 - DISCONTINUED OPERATIONS

The company discontinued operations in September of 2004 and sold the sole operating subsidiary in March of 2005 to Sean Y. Fulda, Chairman and CEO. As a result of discontinuing operations and subsequently selling the subsidiary, we had a resulting gain of $376,705 due to the liabilities including virtually all the accounts payable being transferred in the sale and the receipt of $20,000 cash in exchange for all assets and liabilities of the subsidiary which included cash totaling $5,893. There was no revenue in 2005 or 2006 in the subsidiary that was sold and there were no profits or taxes.

Exhibit Index
Exhibit Number	Description of Exhibit

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.