Form 10QSB
period 2007-06-30
UNIVERCELL HOLDINGS INC
filed 2007-08-20
CIK 894680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2007, there were 199,250,000 shares of the issuer's common stock, par value $0.0001 issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I FINANCIAL INFORMATION

Item 1. Financial statements

UniverCell Holdings, Inc. (A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash	$0	$0

Total Current Assets	$0	$0

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$12,357	$13,297
Accrued Expenses	198,995	198,995
Notes Payable – Related Party	267,778	262,778

Total Current Liabilities	479,130	475,070

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares, $.0001Par Value, Issued and Outstanding 199,250,000
	19,925	19,925
Additional Paid in Capital	1,305,380	1,305,380
Retained Earnings (Deficit)	(1,804,435)	(1,800,376)

Total Stockholders' Equity	(479,130)	(475,070)

1 Total Liabilities and Stockholders' Equity	$0	$0

UniverCell Holdings, Inc. (A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses
General & Administrative	3,484	74,232	4,059	136,809

Total Operating Expenses	3,484	74,232	4,059	136,809

Net Operating Income (Loss) from continuing Operations	(3,484)	(74,232)	(4,059)	(136,809)

Other Income (Expense)	-	-	-	-
Interest Income	-	-	-	-
Interest Expense	-	-	-	-
Loss before provision for income taxes and discontinued operations	(3,484)	(74,232)	(4,059)	(136,809)
Provision for Income Taxes	-	-		-

Loss from continuing operations before discontinued operations	(3,484)	(74,232)	(4,059)	(136,809)
Gain (Loss) on disposal of Discontinued operations (net of taxes)	-	-	-	-

Net Income (Loss)	(3,484)	(74,232)	(4,059)	(136,809)

Net Income (Loss) Per share for continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net Income (Loss) Per Share for discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	199,250,000	199,250,000	199,250,000	199,250,000

The accompanying notes are an integral part of theses financial statements.

UniverCell Holdings, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(4,059)	$218,910
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Increase (Decrease) in Notes Payable	5,000	261,192
Loss (Gain) on sale of subsidiary	-	-
Change in Assets and Liabilities
Increase (Decrease) in Accounts Payable/ Accrued Expenses	4,059	(126,813)

Net Cash Provided(Used) by Operating Activities	0	(2,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	-	-
Cash Balance transferred in sale	-	-

Net Cash Provided (Used) by Investing Activities

Net Cash Provided (Used) by Discontinuing Operations

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	0	(2,430)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	0	2,530

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$100

The accompanying notes are an integral part of theses financial statements.

UniverCell Holdings, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	For the six months ended June 30,
	2007	2006
Cash Paid For:
Interest
Taxes	$-	$-

Non-Cash Activities:
Shares Issued for Services	-
Note issued in exchange for payables	$0	$261,192

The accompanying notes are an integral part of these financial statements.

UniverCell Holdings, Inc.
Notes to the Consolidated Financial Statements
June 30, 2007

GENERAL

UniverCell Holdings, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2006.

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

COMMON STOCK TRANSACTIONS

During the Three months ended June 30, 2007, the Company did not issue any stock.

NOTES PAYABLE – RELATED PARTY TRANSACTIONS

On March 31, 2006, the Company entered into a secured promissory note with Sean Y. Fulda, the CEO and Chairman of the Company in exchange for $250,000 of accrued salary. The note is due within sixty (60) days and accrues interest at twelve (12%) annually. The note can be converted into common stock after the due date at the request of the Holder. As of August 7, 2006 the note would convert into approximately 45,000,000 (forty five million) shares if converted at the current price of $0.005 (one half cent) per share.

On March 31, 2006, the Company entered into an unsecured loan for 3,192 from Sean Y. Fulda, the CEO and Chairman for operational expenses. The loan bears interest at 18% annually.

As of August 15, 2007, the Company entered into an unsecured loan for 17,7778 from Sean Y. Fulda, the CEO and Chairman for operational expenses. The loan bears interest at 18% annually.

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

We currently have no operations.

The following discussion should be read in conjunction with the condensed consolidated Financial Statements and the Notes thereto for the six months ended June 30, 2007 and June 30, 2006.

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

Our current assets represents the amount we have after we have received loans to pay expenses for this quarter from our principal stockholder and CEO. With current liabilities of nearly $470,000 our ability to meet our obligations as they come due will depend almost entirely on the willingness of our principal stockholder to advance the funds necessary to continue to operate and seek a merger candidate.

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

Date: August 20, 2007
UNIVERCELL HOLDINGS, INC.

By: /S/ SEAN Y. FULDA
Sean Y. Fulda
Chief Executive Officer and President
Chief Financial Officer